Form 10-Q
period 2014-09-30
Intersect ENT, Inc.
filed 2014-11-10
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding as of October 31, 2014 were 23,376,751.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$19,233	$12,294
Short-term investments	34,384	—
Accounts receivable, net	4,934	4,200
Inventory	2,680	2,197
Restricted cash	—	62
Prepaid expenses and other current assets	1,188	449

Total current assets	62,419	19,202
Property and equipment, net	1,611	1,707
Other non-current assets	111	126

Total assets	$64,141	$21,035

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,088	$1,451
Accrued compensation	4,219	2,955
Equipment loans – current portion	35	696
Convertible preferred stock warrant liability	—	237
Other current liabilities	832	745

Total current liabilities	7,174	6,084
Equipment loans – non-current portion	30	756
Deferred rent	—	52

Total liabilities	7,204	6,892
Commitments and contingencies (note 14)
Convertible preferred stock issuable in series, $0.001 par value;
Authorized shares: none at September 30, 2014 and 15,907 at December 31, 2013;
Issued and outstanding shares: none at September 30, 2014 and 15,701 at December 31, 2013	—	90,760
Stockholders’ deficit
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at September 30, 2014 and none at December 31, 2013;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at September 30, 2014 and December 31, 2013;
Issued and outstanding shares: 23,368 at September 30, 2014 and 1,761 at December 31, 2013	23	2
Additional paid-in capital	149,843	1,859
Note receivable from related party	—	(219)
Accumulated other comprehensive income	6	—
Accumulated deficit	(92,935)	(78,259)

Total stockholders’ equity (deficit)	56,937	(76,617)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$64,141	$21,035

(1)	Amounts have been derived from the December 31, 2013 audited financial statements included in the Company’s registration statement on Form S-1 (No. 333-196974) filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$9,100	$4,279	$25,162	$10,959
Cost of sales	2,576	1,438	7,256	5,589

Gross profit	6,524	2,841	17,906	5,370
Operating expenses:
Selling, general and administrative	9,667	4,700	24,616	12,137
Research and development	2,758	2,077	7,712	6,754

Total operating expenses	12,425	6,777	32,328	18,891

Loss from operations	(5,901)	(3,936)	(14,422)	(13,521)
Interest and other income	30	1	96	84
Interest and other expense	(14)	(164)	(350)	(300)

Net loss	$(5,885)	$(4,099)	$(14,676)	$(13,737)

Other comprehensive income:
Unrealized gain on short-term investments	6	—	6	—

Comprehensive loss	$(5,879)	$(4,099)	$(14,670)	$(13,737)

Net loss per share, basic and diluted	$(0.32)	$(2.39)	$(2.00)	$(10.08)

Weighted average common shares used to compute net loss per share, basic and diluted	18,217	1,718	7,343	1,363

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(14,676)	$(13,737)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	434	374
Stock-based compensation expense	1,010	243
Amortization of net investment premium paid	12	—
Change in fair value of convertible preferred stock warrants	198	—
Change in fair value of convertible preferred stock financing option	—	212
Forgiveness of notes receivable from related party	100	100
Changes in operating assets and liabilities:
Accounts receivable, net	(734)	(996)
Inventory	(483)	(1,002)
Prepaid expenses and other current assets	(778)	25
Other non-current assets	(38)	(2)
Accounts payable	592	2
Accrued compensation	1,264	107
Other current liabilities and deferred rent	86	186

Net cash used in operating activities	(13,013)	(14,488)
Investing activities:
Purchases of short-term investments	(34,390)	—
Purchases of property and equipment	(291)	(311)

Net cash used in investing activities	(34,681)	(311)
Financing activities:
Proceeds from issuance of common stock	190	98
Proceeds from capital lease financing	—	106
Repayments related to equipment loans	(1,365)	(476)
Repayments related to capital lease financing	(23)	(11)
Proceeds from initial public offering, net of issuance costs	55,831	—
Proceeds from the exercise of Series A convertible preferred warrants	—	82
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	20,715

Net cash provided by financing activities	54,633	20,514

Net increase in cash and cash equivalents	6,939	5,715
Cash and cash equivalents:
Beginning of the period	12,294	2,060

End of the period	$19,233	$7,775

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

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

Liquidity and Business Risks

As of September 30, 2014, the Company had cash, cash equivalents and short-term investments of $53.6 million, and an accumulated deficit of $92.9 million. In July 2014 the Company completed its initial public offering (“IPO”) by issuing 5,750,000 shares of common stock at an offering price of $11.00 per share, for net proceeds of $55.8 million, after deducting underwriting discounts and commissions and offering expenses. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of September 30, 2014, is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and nine months ended September 30, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

1-for-4 Reverse Stock Split

On July 10, 2014, the Board of Directors and stockholders approved, and on July 11, 2014, the Company filed, an amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of common stock and all convertible preferred stock. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, convertible preferred stock, warrants for preferred stock, stock options and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Initial Public Offering

In July 2014, the Company completed its IPO by issuing 5,750,000 shares of common stock, including 750,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares, at an offering price of $11.00 per share, for net proceeds of $55.8 million, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of $3.0 million. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 15,703,875 shares of common stock and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 53,357 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.4 million to additional paid-in capital.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2014, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in the Final Prospectus other than those listed below.

Short-term Investments

Short-term investments, which are available-for-sale, represent highly liquid debt instruments with maturities greater than 90 days at date of purchase. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive income (loss) in stockholders’ equity until realized. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income or expense, as appropriate, in the statement of operations.

Deferred Offering Costs

Deferred offering costs were capitalized and consisted primarily of legal, accounting and other direct fees and costs related to the IPO. The deferred offering costs were offset against the IPO proceeds upon the closing of the offering in July 2014. There were no deferred offering costs capitalized as of December 31, 2013.

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

3.	Composition of Certain Financial Statement Items

Inventory (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$804	$472
Work-in-process	176	241
Finished goods	1,700	1,484

	$2,680	$2,197

Property and Equipment (in thousands):

	September 30, 2014	December 31, 2013
Computer equipment and software	$566	$398
Furniture and office equipment	255	252
Laboratory equipment	2,424	2,262
Leasehold improvements	128	124

	3,373	3,036
Less: accumulated depreciation and amortization	(1,762)	(1,329)

	$1,611	$1,707

Depreciation and leasehold improvements and capital lease amortization expenses was $0.1 million and $0.4 million during the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.4 million during the three and nine months ended September 30, 2013, respectively.

Prepaid Expenses and Other Current and Non-current Assets (in thousands):

	September 30,	December 31,
	2014	2013
Prepaid expenses	$987	$349
Interest receivable	201	—
Note receivable from related party	—	100

Prepaid expenses and other current assets	$1,188	$449

As of September 30, 2014 and December 31, 2013, other non-current assets consisted of two-thirds of the security deposit on the Company’s operating lease for its headquarters in Menlo Park, California of $0.1 million.

Other Current Liabilities (in thousands):

	September 30, 2014	December 31, 2013
Deferred gross margin	$230	$54
Manufacturing expenses	245	213
Sales and use tax	119	104
Deferred rent	83	115
Facilities expenses	75	104
Other	80	155

	$832	$745

Interest and Other Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$7	$1	$8	$5
Decrease in fair value of convertible preferred stock warrant	23	—	88	—
Other	—	—	—	79

	$30	$1	$96	$84

Interest and Other Expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$14	$38	$64	$88
Increase in fair value of convertible preferred stock warrant	—	—	286	—
Increase in fair value of convertible preferred stock financing option	—	126	—	212

	$14	$164	$350	$300

4.	Short-term Investments

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$7,731	$—	$—	$7,731	$1,076	$—	$—	$1,076
Money market funds	1,985	—	—	1,985	11,218	—	—	11,218
Corporate debt securities	34,308	2	8	34,302	—	—	—	—
Commercial paper	9,587	12	—	9,599	—	—	—	—

	$53,611	$14	$8	$53,617	$12,294	$—	$—	$12,294

Reported as:
Cash and cash equivalents				$19,233				$12,294
Short-term investments				34,384				—

				$53,617				$12,294

Management has the ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying condensed balance sheet. As of September 30, 2014, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2014 and 2013. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

5.	Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term investments, the convertible preferred stock warrant liability and the convertible preferred stock financing option. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1 –	Observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 –	Include other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3 –	Unobservable inputs that are supported by little or no market activities, which would require the Company to develop its own assumptions.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Short-term Investments

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30,				December 31,
	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$7,731	$—	$—	$7,731	$1,076	$—	$—	$1,076
Money market funds	1,985	—	—	1,985	11,218	—	—	11,218
Corporate debt securities	—	34,302	—	34,302	—	—	—	—
Commercial paper	—	9,599	—	9,599	—	—	—	—

	$9,716	$43,901	$—	$53,617	$12,294	$—	$—	$12,294

Reported as:
Cash and cash equivalents				$19,233				$12,294
Short-term investments				34,384				—

				$53,617				$12,294

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2013, and the three and nine months ended September 30, 2014.

Convertible Preferred Stock Warrant Liability

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning of the period	$429	$93	$237	$93
Issued	—	10	—	10
Exercised	—	—	(29)	—
Expired	—	—	—	—
Reclassified to equity (1)	(406)	—	(406)	—
Change in fair value	(23)	—	198	—

End of the period	$—	$103	$—	$103

(1)	In connection with the Company’s IPO in July 2014, warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability to additional paid-in capital.

The fair value of the convertible preferred stock warrants was determined using the option pricing method, the probability weighted expected return method or Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (years)	4.0	2.0	2.0	3.0
Expected volatility	44%	50%	46%	57%
Risk-free interest rate	1.2%	0.3%	0.5%	0.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock financing option, which represents financial instruments with valuations classified as Level 3 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning of the period	$—	$971	$—	$—
Issued	—	—	—	885
Exercised	—	—	—	—
Expired	—	—	—	—
Change in fair value	—	126	—	212

End of the period	$—	$1,097	$—	$1,097

The fair value of the convertible preferred stock financing liability was determined using the present value methodology with the following assumptions which are categorized as Level 3:

	February 2013	September 2013
Total consideration per share	$1.72	$1.72
Additional investment per share	1.72	1.72
Discount rate	20.0%	20.0%
Probability of achievement	95.0%	95.0%
Years until milestone achieved	0.5	0.7

6.	Notes Receivable from Related Parties

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

In January 2007, the Company loaned amounts to its Chief Operation Officer, Mr. Kaufman, a related party in connection with the commencement of Mr. Kaufman’s employment with the Company. The loan was evidenced by a promissory note for $0.3 million. The note bore interest at the applicable federal rate and interest was determined in accordance with Section 7872 of the Internal Revenue Code and had been reflected as income to the employee. Pursuant to the terms of the promissory note, provided Mr. Kaufman remained a continuous, full-time employee of the Company, repayment of the notes was to begin after the third year of employment when 50% of Mr. Kaufman’s annual bonus would have been applied to the loan balance until the loan was paid in full. The note was to mature and become immediately due and payable within 30 days following the date on which Mr. Kaufman ceased, voluntarily or involuntarily, to be employed by the Company. No payment was received in the year ended December 31, 2011, since the Company did not pay an annual bonus in that year. In February 2011, the Company agreed to forgive Mr. Kaufman’s loan over three years, provided Mr. Kaufman remained employed by the Company, with $0.1 million forgiven in January 2012, $0.1 million in January 2013 and $0.1 million in January 2014. The note was secured by any stock and options Mr. Kaufman held in the Company. The note receivable balance outstanding at December 31, 2013 was $0.1 million. Mr. Kaufman’s note was fully forgiven in January 2014.

7.	Loan and Security Agreement

In August 2013, the Company entered into a loan and security agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) for a total commitment of $12.0 million. The commitment consisted of an $8.0 million growth capital facility and a $4.0 million revolving accounts receivable line of credit. In August 2014, the Company cancelled the Loan Agreement and had not received any advances under the Loan Agreement.

The $8.0 million growth capital facility consisted of two $4.0 million tranches. The first $4.0 million tranche was available immediately upon execution of the Loan Agreement and was available until October 31, 2014. The second $4.0 million tranche was contingent upon the Company achieving a trailing three-month revenue of at least $7.0 million. The Company achieved that condition as of January 31, 2014, and therefore the second tranche was available until March 31, 2015. Payments under both tranches would have been interest-only until March 31, 2015, at which time the outstanding balance would have converted to a 30-month fully amortizing loan. The interest rate would have been fixed at the time of advance and would have been the greater of 3.65% or the three-year U.S. Treasury note plus 3%. At the end of the amortization period, the Company would have made a final payment of 3.9% of the advanced amounts. There was a prepayment penalty of 2% of the prepaid principal during the first year, 1% during the second year and no prepayment penalty during the third year.

In addition, the Company issued a warrant to SVB to purchase up to 20,313 shares of the Company’s Series D convertible preferred stock for an aggregate exercise price of 0.5% of the total growth capital facility commitment, or $40,000. Following any draw-downs under the growth capital facility, the warrant would have become exercisable for additional shares of Series D convertible preferred stock equal to 1.25% of the advanced amounts under tranche one and two divided by $6.89. The initial value of the warrants issued was $10,000 and has been recognized as convertible preferred stock warrant liability and interest expense. In connection with the IPO, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock and any additional warrants that would have become exercisable under the terms of the Loan Agreement would have been exercisable for common stock. As of September 30, 2014, this warrant was exercisable for 5,803 shares of the Company’s common stock at an exercise price of $6.89 per share.

The $4.0 million revolving accounts receivable line of credit would have expired in August 2016. Advances would have been made for up to 80% of eligible accounts receivable. An annual loan fee of 0.75% would have been paid at the beginning of each of the three years. The interest would have been the greater of 4.25% or SVB Prime Rate plus 0.25%.

8.	Equipment Loans

In September 2012, the Company entered into an equipment loan with an aggregate principal amount of $2.0 million, all of which was drawn down in December 2012. Payments were to be made in monthly installments over a 36-month period with an annual interest rate of 5.1%. A total of $6,000 and $36,000 was recorded as interest expense during the three and nine months ended

September 30, 2014, respectively, and $21,000 and $67,000 during the three and nine months ended September 30, 2013, respectively. The amount outstanding under this loan at December 31, 2013 was $1.4 million. In August 2014, the amount outstanding under this equipment loan of $0.9 million was fully repaid.

In April 2013, the Company entered into a capital lease for a principal amount of $0.1 million. Payments will be made in monthly installments over a 38-month period with an interest rate of 14.88%. The amounts outstanding under this loan at September 30, 2014 and December 31, 2013, were $65,000 and $87,000, respectively.

At September 30, 2014 and December 31, 2013, future minimum payments under these equipment loans are as follows (in thousands):

Year Ending December 31,	September 30, 2014	December 31, 2013
2014 (remaining)	$10	$761
2015	42	761
2016	21	21
Thereafter	—	—

Total minimum payments	73	1,543
Less: amount representing interest	(8)	(91)

Present value of future payments	65	1,452
Less: current portion	(35)	(696)

Non-current portion	$30	$756

9.	Convertible Preferred Stock Warrant Liability

As of September 30, 2014 and December 31, 2013, the following warrants to purchase shares of convertible preferred stock were outstanding and exercisable (in thousands, except share and per share data):

Dates		In Connection With	Series		Warrants Outstanding at		Initial Value	Fair Value at
Issuance	Expiration			Exercise Price	September 30, 2014	December 31, 2013		September 30, 2014 (1)	December 31, 2013

Mar 2007	Mar 2014	Equipment loan	A	$3.68	—	4,076	$4	$—	$17
Nov 2007	Nov 2017	Venture loan	A	$3.68	47,554	47,554	63	—	200
Aug 2013	Aug 2023	Loan Agreement	D	$6.89	5,803	5,803	10	—	20

					53,357	57,433		$—	$237

(1)	In connection with the Company’s IPO in July 2014, warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.4 million to additional paid-in capital.

During the nine months ended September 30, 2014, warrants to purchase 4,076 shares of Series A convertible preferred stock were exercised through a cashless exercise provision. Net shares of 2,431 were issued and the remaining 1,645 shares were withheld for the exercise price. During the nine months ended September 30, 2013, warrants to purchase 22,418 shares of Series A convertible preferred stock were exercised at a price of $3.68 per share.

In connection with the execution of the Loan Agreement in August 2013, warrants were issued to purchase the Company’s Series D convertible preferred stock. The warrants are initially exercisable for 5,803 shares of Series D convertible preferred stock at an exercise price of $6.89 per share. Alternatively, the bank has the option to exercise the warrants to purchase shares of the class of equity sold to investors in a future round of equity financing with proceeds of at least $5.0 million. The exercise price would be the price paid by the lead investor in the new financing and the number of shares exercisable would be based on an aggregate exercise price of $40,000, representing 0.5% of the total growth capital facility. This represented a warrant for 5,803 shares at an exercise price of $6.89 per share as of September 30, 2014 and December 31, 2013. The warrants expire in August 2023 or upon the occurrence of an acquisition of the Company in exchange for cash or marketable securities.

In connection with the Company’s IPO in July 2014, the warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.4 million to additional paid-in capital.

10.	Convertible Preferred Stock

A summary of the Company’s convertible preferred stock is as follows:

	September 30, 2014 (1)			December 31, 2013
Series	Shares Authorized	Shares Issued and Outstanding	Carrying Value (in thousands)	Shares Authorized	Shares Issued and Outstanding	Carrying Value (in thousands)
A	—	—	$—	2,796,259	2,744,619	$9,987
B	—	—	—	3,249,662	3,249,657	19,894
C	—	—	—	5,311,401	5,311,395	30,521
D	—	—	—	4,550,000	4,395,773	30,358

	—	—	$—	15,907,322	15,701,444	$90,760

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock was converted into 15,703,875 shares of common stock on a one-for-one basis, resulting in the reclassification of the related redeemable convertible preferred stock of $90.8 million to common stock and additional paid-in capital.

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

11.	Stockholder’s Equity

2014 Equity Incentive Plan

In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”). The 2014 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the 2013 Equity Incentive Plan (the “2013 Plan”). Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 4,750,000 shares of common stock were initially reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2014 Plan is 10.0 million. Incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. Options granted to a 10% stockholder shall be at no less than 110% of the fair value and ISO stock option grants to such 10% stockholders expire five years from the date of grant. ISOs granted under the 2014 Plan generally vest 25% after the completion of 12 months of service and the balance vests in equal monthly installments over the next 36 months of service and expire 10 years from the grant date, unless subject to provisions regarding 10% stockholders. NSOs vest per the specific agreement and expire 10 years from the date of grant. New shares are issued upon exercise of options under the stock plan.

2013 Equity Incentive Plan

The Company ceased making awards under the 2013 Plan upon the effective date of the Company’s IPO. Under the 2013 Plan approved by the Company’s Board of Directors in September 2013, shares of common stock were reserved for the issuance of ISOs, NSOs, stock bonuses and rights to acquire restricted stock to employees, officers, directors and consultants of the Company. There were 10,000 options issued with 100% of the shares vested as of the date of grant during the three and nine months ended September 30, 2014 and no options issued with 100% of the shares vested as of the date of grant during the three and nine months ended September 30, 2013. Options outstanding under the 2013 Plan will expire upon forfeiture. As of September 30, 2014, 0.6 million options were outstanding under the 2013 Plan.

The 2013 Plan was the successor to the 2003 Equity Incentive Plan (“2003 Plan”) which expired in September 2013. Options outstanding under the 2003 Plan will expire upon forfeiture.

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Nine Months Ended September 30, 2014
	Options	Price
Outstanding, beginning of period	1,928	$1.08
Granted	622	11.44
Exercised	(153)	1.43
Forfeited	(89)	1.47
Expired	—	—

Outstanding, end of period	2,308	3.82

Vested and expected to vest	2,302	3.57

Exercisable	1,514	2.41

As of September 30, 2014, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $19.8 million and options outstanding were $27.1 million. The aggregate pre-tax intrinsic value of options exercised was $1.4 million and $0.3 million during the nine months ended September 30, 2014 and 2013, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the fair market value of the common stock on the date of exercise. The total cash received upon the exercise of options was $0.2 million and $0.6 million during the nine months ended September 30, 2014 and 2013, respectively.

Early Exercise of Stock Options

Stock options granted under the Plan may provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. During the year ended December 31, 2013, employees exercised options with 69,037 unvested shares. As of September 30, 2014 and December 31, 2013, 36,898 and 53,796 shares, respectively, remained subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ service is voluntarily or involuntarily terminated. As of September 30, 2014 and December 31, 2013, the related liability was $33,000 and $31,000, respectively.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2014 ESPP will increase automatically each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (2) such lesser number as determined by the Company’s board of directors. As of September 30, 2014, the Company has not implemented the 2014 ESPP.

12.	Stock-Based Compensation Expense

Total stock-based compensation expense recognized, before taxes, during the three and nine months ended September 30, 2014 and 2013, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$14	$6	$36	$14
Selling, general and administrative	390	84	870	169
Research and development	37	23	104	60

	$441	$113	$1,010	$243

The amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2018 related to unvested employee stock-based payment awards as of September 30, 2014 is $3.5 million. The weighted average period over which the unearned stock-based compensation is expected to be recognized as of September 30, 2014, is 3.0 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

The Company estimates the fair value of stock-based compensation on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the fair market value of the Company’s common stock, volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

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

The fair value of the options granted to employees or directors during the three and nine months ended September 30, 2014 and 2013, was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (years)	6.0	6.0	6.0	6.0
Expected volatility	56%	66%	58%	67%
Risk-free interest rate	1.8%	2.2%	1.9%	1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$7.15	$0.72	$5.95	$0.72

Option Modification

In April 2013, options held by the President and Chief Executive Officer, Ms. Earnhardt, a related party, were modified to permit exercise with promissory notes of up to $0.5 million. Under the terms of the notes, one quarter of the principal and interest was to be forgiven on each anniversary date of the note as long as Ms. Earnhardt remains the Company’s Chief Executive Officer. In addition, the entire principal and interest of the notes was to be forgiven on the earlier of an initial public offering or the closing of a liquidation event (as defined in the certificate of incorporation) in each case where total proceeds payable to the Company or its stockholders is greater than $200.0 million. The Company had the option to accelerate the maturity date if, at the Company’s reasonable discretion, such acceleration may be necessary due to any applicable law, rule or regulation, including, without limitation, the Sarbanes-Oxley Act of 2002. The economic effect of the modification was equivalent to converting options to purchase 0.6 million shares to a grant of restricted stock with four-year vesting and a contingent vesting acceleration provision. The incremental cost of the modification was $0.3 million, of which $13,000 and $0.2 million was recognized during three and nine months ended September 30, 2014, respectively, and $21,000 and $29,000 was recognized during the three and nine months ended September 30, 2013, respectively.

The entire principal amount and all accrued and unpaid interest of the loan was forgiven in full in June 2014. In connection with the forgiveness of the note, the unamortized modification cost relating to the vested options of $0.2 million was immediately recognized. The remaining unamortized modification cost of $0.1 million will be amortized over the remaining vesting period.

Performance-Based Options

Options issued in February 2011, included grants to certain employees totaling 289,253 shares that contained vesting conditions contingent on the achievement of certain milestones. Assuming continued service by the employee, the vesting would begin on the date both milestones were achieved and vest monthly thereafter over the following four years. The Company determined that it was probable that both milestones would be achieved and therefore began recording stock-based compensation expense related to these options in the year ended December 31, 2011. The milestones were achieved by the year ended December 31, 2013, and therefore began vesting accordingly. Stock-based compensation expense totaling $4,000 and $13,000 was recorded during the three and nine months ended September 30, 2014, respectively, and $7,000 and $22,000 during the three and nine months ended September 30, 2013, respectively.

Options issued in April 2013, included grants to certain employees totaling 363,000 shares that contained vesting conditions contingent on the achievement of certain milestones. Assuming continued service by the employee, the vesting would begin on the date both milestones were achieved and vest monthly over the following four years. The Company determined it was probable that both milestones would be achieved and therefore began recording stock-based compensation expense related to these options in the year ended December 31, 2013. The milestones were achieved by the year ended December 31, 2013, and therefore began vesting accordingly. Stock-based compensation expense totaling $19,000 and $0.1 million were recorded during the three and nine months ended September 30, 2014, respectively, and $29,000 and $51,000 during the three and nine months ended September 30, 2013, respectively.

Options Issued to Consultants

In September 2013, non-statutory options were issued to non-employees to purchase 5,000 shares of common stock for current and future services at weighted-average exercise prices of $1.20 per share, respectively. There were no options issued to non-employees during the three and nine months ended September 30, 2014. The options were valued using the Black-Scholes model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (years)	9.0	9.0	9.0	9.0
Expected volatility	56%	66%	61%	66%
Risk-free interest rate	2.5%	2.8%	2.6%	2.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The fair value of these options is expensed over the vesting period, which ranges from five months to three years. Stock-based compensation expense was $51,000 and $0.1 million during the three and nine months ended September 30, 2014, respectively, and $2,000 and $5,000 during the three and nine months ended September 30, 2013, respectively, related to consultants was charged to expense in the statements of operations.

13.	Net Loss per Share

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

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(5,885)	$(4,099)	$(14,676)	$(13,737)

Weighted average common stock outstanding	18,217	1,718	7,343	1,363

Net loss per share, basic and diluted	$(0.32)	$(2.39)	$(2.00)	$(10.08)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported, in common stock equivalent shares (in thousands):

	September 30,
	2014	2013
Convertible preferred stock outstanding (1)	—	14,332
Convertible preferred stock warrants (1)	—	57
Common stock warrants (1)	53	—
Common stock options	2,308	1,876

	2,361	16,265

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into 15,703,875 shares of common stock and the convertible preferred stock warrants were converted into common stock warrants, both on a one-for-one basis.

14.	Commitments and Contingencies

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

Building Lease

As of September 30, 2014 and December 31, 2013, the Company has one leased facility under an operating lease agreement. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The Company entered into this 36-month lease in March 2012, effective June 1, 2012, for a facility with larger production and office space. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes a renewal provision allowing the Company to extend this lease for an additional three years at 95% of the then-current fair market rental rate.

Future minimum annual operating lease payments are as follows (in thousands):

	September 30,	December 31,
Year Ending December 31,	2014	2013
2014(remaining)	$235	$928
2015	390	390
Thereafter	—	—

	625	1,318

Rent expense was $0.3 million and $1.0 million during the three and nine months ended September 30, 2014, respectively, and $0.3 million and $1.1 million during the three and nine months ended September 30, 2013, respectively.

Purchase Commitments

The Company had commitments to suppliers for purchases totaling $0.7 million and $0.5 million as of September 30, 2014 and December 31, 2013, respectively.

15.	Related Parties

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

In January 2007, the Company loaned amounts to its Chief Operation Officer, Mr. Kaufman, a related party in connection with the commencement of Mr. Kaufman’s employment with the Company. The loan was evidenced by a promissory note for $0.3 million. The note bore interest at the applicable federal rate and interest was determined in accordance with Section 7872 of the Internal Revenue Code and had been reflected as income to the employee. Pursuant to the terms of the promissory note, provided Mr. Kaufman remained a continuous, full-time employee of the Company, repayment of the notes was to begin after the third year of employment when 50% of Mr. Kaufman’s annual bonus would have been applied to the loan balance until the loan was paid in full. The note was to mature and become immediately due and payable within 30 days following the date on which Mr. Kaufman ceased, voluntarily or involuntarily, to be employed by the Company. No payment was received in the year ended December 31, 2011, since the Company did not pay an annual bonus in that year. In February 2011, the Company agreed to forgive Mr. Kaufman’s loan over three years, provided Mr. Kaufman remained employed by the Company, with $0.1 million forgiven in January 2012, $0.1 million in January 2013 and $0.1 million in January 2014. The notes are secured by any stock and options Mr. Kaufman holds in the Company. The note receivable balance outstanding at December 31, 2013 was $0.1 million. Mr. Kaufman’s note was fully forgiven in January 2014.

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

The warrant vested fully upon grant and will expire April 7, 2019. The value of the warrant was $30,000 determined using the Black-Scholes model. The cost of the patents is included in research and development expense, since substantial research and development efforts were required at the time of the payment of these amounts and there was no alternative future use of the technology rights. A $35,000 cash payment was made in 2012, since one additional patent claim was allowed by the U.S. Patent Office. The Company recorded $35,000 in research and development expense related to this agreement for the year ended

December 31, 2012. An additional $80,000 cash payment will be due upon the first achievement of net sales of products incorporating this technology exceeding $1.0 million in a given calendar year. Such additional payment was not owed as of September 30, 2014 and December 31, 2013, since this technology is unrelated to the Company’s current activities.

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

Our two commercial products, PROPEL and PROPEL mini, are designed to improve the outcomes of sinus surgery by reducing postoperative inflammation and scarring, both from the underlying condition as well as the surgery. Prior to obtaining FDA approval, we devoted substantially all of our resources to the design and clinical development of our steroid-eluting implants. Following approval, we commenced a limited commercial launch of PROPEL in the United States in September 2011, with four territory managers. In November 2012, we received FDA approval and commenced a limited commercial launch of PROPEL mini. In the first half of 2013 we began scaling our U.S. direct commercial presence. In addition to PROPEL and PROPEL mini, we are developing additional products using our drug-eluting bioabsorbable implant technology that are designed to treat chronic sinusitis in the physician office setting.

Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians. We increased the number of employees in our sales, marketing and reimbursement organizations from 21 as of December 31, 2012, to 86 as of September 30, 2014, and we expect to continue to expand this infrastructure to further penetrate the chronic sinusitis market.

In July 2014, we completed our initial public offering, or IPO, by issuing 5,750,000 shares of common stock at an offering price of $11.00 per share, for net proceeds of $55.8 million after deducting underwriting discounts and commissions and offering expenses.

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

All of our revenue is based in the U.S. and no single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2014 and 2013.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, information technology, human resource functions and business development. Other SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure to drive and support the anticipated growth in revenue and incur additional legal, accounting, insurance and other professional service fees associated with being a public company.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of product development, clinical and regulatory affairs, consulting services and other costs associated with products and technologies in development. These expenses include employee compensation, stock-based compensation, supplies, quality assurance and related travel and facilities expenses. Clinical expenses include clinical trial design, clinical site reimbursement, data management and travel expenses, and the cost of manufacturing products for clinical trials. We expect R&D expenses to increase in absolute dollars for the foreseeable future as we continue to develop, enhance and commercialize new products and technologies. However, we expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts as well as our clinical development activities.

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

There have been no significant changes to our accounting policies during the three and nine months ended September 30, 2014, as compared to the significant accounting policies described in our final prospectus (Registration No. 333-196974) filed with the SEC on July 24, 2014. We believe that the accounting policies discussed in that prospectus are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

See Note 2 of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to accounting pronouncements during the three and nine months ended September 30, 2014.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue	$9,100	$4,279	$25,162	$10,959
Cost of sales	2,576	1,438	7,256	5,589

Gross profit	6,524	2,841	17,906	5,370
Gross margin	72%	66%	71%	49%
Operating expenses:
Selling, general and administrative	9,667	4,700	24,616	12,137
Research and development	2,758	2,077	7,712	6,754

Total operating expenses	12,425	6,777	32,328	18,891

Loss from operations	(5,901)	(3,936)	(14,422)	(13,521)
Interest and other income (expense), net	16	(163)	(254)	(216)

Net loss	$(5,885)	$(4,099)	$(14,676)	$(13,737)

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenue

Revenue increased $4.8 million, or 113%, to $9.1 million during the three months ended September 30, 2014, compared to $4.3 million during the three months ended September 30, 2013. Revenue increased $14.2 million, or 130%, to $25.2 million during the nine months ended September 30, 2014, compared to $11.0 million during the nine months ended September 30, 2013. The growth in revenue was attributable to an increase in unit sales of PROPEL and PROPEL mini from 6,100 units to 13,000 units, or 113%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, respectively, and from 15,600 units to 35,800 units, or 129%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, respectively. Our average selling price per unit was consistent for all periods presented. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations.

Cost of Sales and Gross Margin

Cost of sales increased $1.2 million, or 79%, to $2.6 million during the three months ended September 30, 2014, compared to $1.4 million during the three months ended September 30, 2013. Cost of sales increased $1.7 million, or 30%, to $7.3 million during the nine months ended September 30, 2014, compared to $5.6 million during the nine months ended September 30, 2013. The increase in cost of sales was primarily attributable to the growth in the number of PROPEL and PROPEL mini units sold. In addition, cost of sales incurred during the nine months ended September 30, 2013, included a charge of $0.8 million for expenses associated with establishing and qualifying our new manufacturing facility in Menlo Park, California and $0.5 million related to a packaging issue. After qualification of the Menlo Park facility in June 2013, we closed our facility in Palo Alto, California.

Gross margin for the three months ended September 30, 2014, increased to 72%, compared to 66% for the three months ended September 30, 2013. Gross margin for the nine months ended September 30, 2014, increased to 71%, compared to 49% for the nine months ended September 30, 2013. The increase in gross margin was primarily due to the growth in unit sales which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, the impact of the qualification of our new facility and the charge related to the packaging issue. The fixed portion of our manufacturing overhead allows our costs of sales to grow at a slower rate than our revenue.

Selling, General and Administrative Expenses

SG&A expenses increased $5.0 million, or 106%, to $9.7 million during the three months ended September 30, 2014, compared to $4.7 million during the three months ended September 30, 2013. SG&A expenses increased $12.5 million, or 103%, to $24.6 million during the nine months ended September 30, 2014, compared to $12.1 million during the nine months ended September 30, 2013. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the commercialization of PROPEL and PROPEL mini. The primary driver of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $3.9 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, and $10.3 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, as we increased headcount to 86 as of September 30, 2014, compared to 44 at September 30, 2013. In addition, other SG&A expenses increased $1.1 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, and $2.2 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to an increase in headcount and expenses associated with being a public company.

Research and Development Expenses

R&D expenses increased $0.7 million, or 33%, to $2.8 million during the three months ended September 30, 2014, compared to $2.1 million during the three months ended September 30, 2013. R&D expenses increased $0.9 million, or 14%, to $7.7 million during the nine months ended September 30, 2014, compared to $6.8 million during the nine months ended September 30, 2013. The increase in R&D expenses for the three month period was primarily due to an increase in development costs for our pipeline products, partially offset by a decrease in clinical trial costs for the evaluation of our steroid-eluting implant for refractory disease for use in the physician office setting. The increase in R&D expenses for the nine month period was primarily due to an increase in personnel costs as we increased headcount.

Interest and Other Income (Expense), Net

Interest and other expense, net, decreased $0.2 million to $16,000 of income during the three months ended September 30, 2014, compared to $0.2 million of expense during the three months ended September 30, 2013. Interest and other expense, net, increased $0.1 million to $0.3 million during the nine months ended September 30, 2014, compared to $0.2 million during the nine months ended September 30, 2013. The changes in interest and other expense, net were primarily attributable to the fair value adjustments of the convertible preferred stock financing option and preferred stock warrants. The preferred stock warrants were converted to common stock warrants upon the completion of our IPO in July 2014, which are no longer required to be marked-to-market at each reporting period.

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had cash, cash equivalents and short-term investments of $53.6 million and an accumulated deficit of $92.9 million, compared to cash and cash equivalents of $12.3 million and an accumulated deficit of $78.3 million as of December 31, 2013. In July 2014, we completed our IPO, issuing 5,750,000 shares of common stock at an offering price of $11.00 per share yielding net proceeds of $55.8 million after deducting underwriting discounts and commissions and offering expenses. Our primary sources of capital prior to our IPO were from private placements of convertible preferred securities and debt financing. To date, we have raised $91.4 million from private placements of convertible preferred securities from our investors. As of December 31, 2013, we also had a loan and security agreement with Silicon Valley Bank for up to $12.0 million of debt financing, none of which was outstanding, and an equipment loan for $2.0 million, of which $1.4 million was outstanding. In August 2014 we canceled the loan and security agreement with Silicon Valley Bank and fully repaid the equipment loan.

Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,013)	$(14,488)
Investing activities	(34,681)	(311)
Financing activities	54,633	20,514

Net increase in cash and cash equivalents	$6,939	$5,715

Net Cash Used in Operating Activities

During the nine months ended September 30, 2014, net cash used in operating activities was $13.0 million, consisting primarily of a net loss of $14.7 million, partially offset by non-cash charges of $1.7 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. To support the commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations and manufacturing supply chain. The non-cash charges primarily consisted of stock-based compensation expense, depreciation and amortization and the change in fair value of convertible preferred stock warrants. As of September 30, 2014 and December 31, 2013, 86% and 87%, respectively, of accounts receivable was less than 60 days old.

During the nine months ended September 30, 2013, net cash used in operating activities was $14.5 million, consisting primarily of a net loss of $13.7 million and an increase in net operating assets of $1.7 million, partially offset by non-cash charges of $0.9 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. The increase in net operating assets was primarily due to increases in inventory and accounts receivable as we expanded our sales, marketing and reimbursement organizations and manufacturing supply chain. The non-cash charges primarily consisted of depreciation and amortization, stock-based compensation expense and the change in fair value of convertible preferred stock warrants.

Net Cash Used in Investing Activities

During nine months ended September 30, 2014, net cash used in investing activities was $34.7 million, consisting of purchases of short-term investments, available-for-sale, of $34.4 million and property and equipment of $0.3 million. During nine months ended September 30, 2013, net cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2014, net cash provided by financing activities was $54.6 million, consisting primarily of net proceeds from our IPO of $55.8 million, partially offset by the repayments in full of our equipment loan entered into in September 2012 of $1.4 million. During the nine months ended September 30, 2013, net cash provided by financing activities was $20.5 million, consisting primarily of net proceeds from the issuance of Series D convertible preferred stock.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of September 30, 2014 will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2013, were $1.8 million, as reported in our final prospectus filed with the SEC on July 24, 2014. Our contractual obligations as of September 30, 2014, have not significantly changed from December 31, 2013.

Related Parties

For a description of our related party transactions, see Note 15 of our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of September 30, 2014, we had cash, cash equivalents and short-term investments of $53.6 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at September 30, 2014, would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of September 30, 2014 and December 31, 2013, our cash, cash equivalents and short-term investments were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. No single customer represented more than 10% of our accounts receivable as of September 30, 2014 and December 31, 2013.

Foreign Currency Risk

Our business is conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. For the year ended December 31, 2013, and for the nine months ended September 30, 2014, we had net losses of $18.4 million and $14.7 million, respectively. As of September 30, 2014, we had an accumulated deficit of $92.9 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

We started selling our first approved product, PROPEL, on a limited basis in August 2011. We subsequently started selling PROPEL mini in November 2012, and in the first half of 2013 we began to expand and scale our direct sales and marketing organizations in the United States. As a result, we have limited experience marketing and selling our steroid-eluting implants. As of September 30, 2014, our direct sales organization, including marketing, customer service and reimbursement, consisted of 86 employees, having increased from 21 employees as of December 31, 2012. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales representatives fail to adequately promote, market and sell our products, our sales may suffer.

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

Our past growth has provided, and our future growth may create, challenges to our organization. From December 31, 2012, to September 30, 2014, the number of our employees increased from 75 to 179. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. As a public company, we will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities. This growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures and securing a sufficient amount of office space for additional personnel. If we fail to manage these challenges effectively, our business could be harmed.

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

In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing section 6002 of the Affordable Care Act known as the Physician Payment Sunshine Act that imposes new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1.0 million per year for “knowing failures.” The period between August 1, 2013 and December 31, 2013, was the first reporting period, for which manufacturers were required to report aggregate payment data to CMS by March 31, 2014. Manufacturers also will be required to report to CMS detailed payment and transfers of value data and submit legal attestation to the accuracy of such data during Phase 2 of the program, which is expected to begin in May 2014 and extends for at least 30 days. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year. Due to the difficulty in complying with the Physician Payment Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.

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

The Affordable Care Act imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports specified medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $29 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. We anticipate that primarily all sales of our products in the United States will be subject to this 2.3% excise tax. During the year ended December 31, 2013 and the nine months ended September 30, 2014, we recognized $0.3 million and $0.5 million, respectively, in tax expense associated with the medical device tax in the United States which is included in selling, general and administrative expenses.

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

We believe that our existing cash, cash equivalents and short-term investments, including the proceeds from our initial public offering of our common stock, or IPO, in July 2014, revenue, and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations at least through 2016. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

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

Prior to our IPO in July 2014, there was no public market for our common stock. Although our stock is currently traded on the NASDAQ Stock Market, an active trading market may not be sustained. The lack of an active market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive market may also impair our ability to both raise capital by selling shares and acquire other complementary products, technologies or businesses by using our shares as consideration.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through October 31, 2014, the price of our common stock has fluctuated from a low of $12.02 to a high of $19.86. The price of our common stock may continue to fluctuate substantially due to many factors, including:

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

We may remain an “emerging growth company” until as late as December 31, 2019, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (2) if our gross revenue exceeds $1.0 billion in any fiscal year.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our common stock. As of September 30, 2014, we had outstanding 23,367,816 shares of common stock, 17,617,396 of which are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of a substantial number of shares of our common stock (an aggregate of 15,771,742 shares immediately after our IPO in July 2014), including shares of our common stock issuable upon the exercise or, in certain cases, net exercise of outstanding warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

On September 4, 2014, we granted an option to purchase 12,500 shares of our common stock to Medtronic, Inc. with an exercise price of $16.53, the closing sales price of the Company’s Common Stock as quoted on The Nasdaq Stock Market on that date. The option vests in equal monthly installments measured from July 23, 2014 over 12 months, subject to Mark Fletcher’s service as a member of our board of directors. The option was granted to Medtronic, Inc. in lieu of an annual option grant to Mr. Fletcher pursuant to our non-employee director compensation policy. The option was granted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 24, 2014. From our IPO through September 30, 2014, we used approximately $0.5 million of the net proceeds from the IPO to fund the Phase 3 clinical trial of our Steroid-Eluting Implant for Refactory Disease in Office and pre-clinical development our Steroid-Eluting Implant for Primary Disease Management in Office products in development, approximately $1.2 million for research and development expenses related to these products and approximately $9.7 million for sales, marketing, working capital and general corporate purposes. The remainder of the net proceeds from the offering have been invested in cash equivalents and short-term investments.

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

Dated: November 10, 2014	Intersect ENT, Inc. (Registrant)

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