Form 10-K
period 2014-12-31
Intersect ENT, Inc.
filed 2015-03-11
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number: 001-36545

INTERSECT ENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0280837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1555 Adams Drive Menlo Park, CA	94025
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(650) 641-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The NASDAQ Global Market on July 24, 2014.

The number of shares of common stock outstanding as of February 28, 2015 was 23,498,856.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2014.

INTERSECT ENT, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended

December  31, 2014

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2014, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

Item 1.	Business

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients range from those needing and electing surgery, those not having had sinus surgery and those that have had one or more surgeries but continue to suffer symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL and PROPEL mini have been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, including a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses during sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of 30 days, before being fully absorbed into the body.

•	Conducting a clinical trial designed to demonstrate the benefit of PROPEL mini when placed in the frontal sinuses during surgery and to support an expanded indication for this approved product.

•

Conducting clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE device is designed to be implanted in the sinus in a procedure conducted in the physician’s office as an alternative to revision surgery. We have completed three studies of RESOLVE in a total of 117 patients and are currently conducting the RESOLVE II trial, a phase III double-blinded evaluation enrolling 300 patients to assess the safety and efficacy of the product.

•	Conducting clinical trials of NOVA, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients with primary chronic sinusitis, those that have had not had sinus surgery. NOVA was designed to fit in the ostia of the dependent sinuses following sinus dilation, which is typically performed using a balloon in the physician’s office. We recently completed a 15 patient study to assess the feasibility of implant placement and outcomes measured through three months. Our next step in the development of NOVA is to work with the FDA to align on further clinical trial study design.

According to the Centers for Disease Control and Prevention, or CDC, approximately 12% of the U.S. adult population, or 29 million people, are affected by chronic sinusitis, making it more prevalent than heart disease and asthma. Chronic sinusitis is an inflammatory condition in which the sinus lining becomes swollen and inflamed, leading to significant patient morbidity. Chronic sinusitis significantly impacts the quality of life of patients, including difficulty breathing, chronic headaches, recurrent infections, bodily pain and loss of sense of smell and taste. These persistent symptoms can severely impact a patient’s day-to-day well-being, resulting in frequent doctor visits and lost work productivity and can lead to chronic fatigue and depression. Chronic sinusitis is managed by a combination of medical management and surgical intervention. The first line of therapy is medical management involving antibiotics, anti-inflammatory steroids and decongestants. Despite limited efficacy of the use of antibiotics in this patient population and the consequence of increasing bacterial resistance, there is pervasive overuse of these drugs, which could lead to patient resistance and has resulted in sinusitis being identified as a major target in national efforts to reduce unnecessary medical intervention. Sinusitis is the most common reason for adult outpatient antibiotic use in the United States, comprising 11% of all antibiotic prescriptions. Patients whose symptoms persist despite medical management, are recommended to undergo functional endoscopic sinus surgery, or FESS. FESS is performed in the operating room to open the blocked sinus pathways by removing inflamed tissue and bone using surgical tools. Although sinus surgery can be effective, a majority of patients experience recurrent symptoms which commonly necessitate additional treatment with medications and surgery.

Our target market consists of more than 3.5 million people with chronic sinusitis in the United States who are managed by ENT physicians and who we believe could benefit from products that incorporate our drug releasing bioabsorbable implant technology. Approximately 540,000 patients undergo sinus surgery for chronic sinusitis each year in the United States. This includes patients who are under the age of 18 and surgeries on the frontal sinuses, both of which represent potential expanded future indications for PROPEL and PROPEL mini and would require FDA approval.

While our current commercial focus is the U.S. market, we plan to initiate efforts that will allow for future expansion into international geographies. We estimate the annual total addressable market for PROPEL and PROPEL mini in these regions to be greater than $1.0 billion and the global annual total addressable market for our products and products in clinical development for chronic sinusitis patients to exceed $6.0 billion.

PROPEL mini is designed for patients requiring less extensive surgery and those who have smaller anatomy, thus expanding the treatable patient population. In the first half of 2013, we began scaling our U.S. direct commercial presence. As of December 31, 2014, we estimate that over 1,200 accounts are stocking PROPEL for use by the ENT surgeon. Based on the number of units shipped as of December 31, 2014, we estimate that physicians have treated over 50,000 patients with PROPEL and PROPEL mini. For the years ended December 31, 2014, 2013 and 2012, we generated revenue of $38.6 million, $17.9 million and $5.9 million, respectively, and had a net loss of $18.4 million, $18.4 million and $16.4 million, for each respective year. As of December 31, 2014, we had an accumulated deficit of $96.6 million.

We have expanded our sales organization to include 52 territory managers as of December 31, 2014, an expansion of 68% from our 31 territory managers as of December 31, 2013. We intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our existing and additional physician customers. Approximately 85% of our 2014 revenue came from reordering customers.

Overview of Sinusitis

The sinuses are a system of connected air-filled cavities located within the bones around the nose and eyes that allow for natural ventilation and drainage of mucus. There are four sinus cavities: ethmoid, frontal, maxillary and sphenoid. One of each type of sinus lies on either side of the face. The sinuses are lined with soft, pink tissue called mucosa, which serves to constantly cleanse the sinuses of impurities such as dust, dirt, allergens, pollutants and bacteria. To clear these inhaled pathogens, the sinus lining secretes mucus which is then cleared away by small, hair-like structures called cilia, which act in coordination to sweep the mucus through the sinus pathways and out through the back of the throat.

The ethmoid sinuses, which lie between the eyes, are a series of small cells with multiple, often interconnected openings in a honeycomb-like formation. These sinuses serve as the central aeration and drainage pathway for all other sinuses. The frontal, maxillary and sphenoid sinuses are known as dependent sinuses, as they each consist of one large cell that drains through an opening, or ostium, into the ethmoid sinus.

Chronic sinusitis is an inflammatory condition in which the sinus lining becomes swollen and inflamed, leading to significant patient morbidity including difficulty breathing, chronic headaches, recurrent infections, bodily pain and loss of sense of smell and taste. These persistent symptoms can severely impact a patient’s day-to-day well-being, resulting in frequent doctor visits and can lead to chronic fatigue and depression. The condition significantly reduces work productivity from absenteeism and reduced on-the-job effectiveness, especially meaningful given the average chronic sinusitis patient age of approximately 37 years.

The debilitating patient symptoms and quality of life impairments attributed to chronic sinusitis create a significant healthcare burden to patients, insurers and employers.

Current Treatments for Chronic Sinusitis and Their Limitations

The treatment of chronic sinusitis often entails a combination of medical management and surgical intervention to treat the underlying inflammation of the sinus lining, while addressing the secondary symptoms caused by obstruction of the natural drainage pathways.

Medical Management

The first line of therapy for chronic sinusitis is medical management, which typically includes prescribed antibiotics, anti-inflammatory steroids and decongestants. Despite limited efficacy of use of antibiotics in this patient population and the consequence of increasing bacterial resistance, there is pervasive overuse of these drugs, which could lead to patient resistance and has resulted in sinusitis being identified as a major target in national efforts to reduce unnecessary medical intervention. Sinusitis is the most common reason for adult outpatient antibiotic use in the United States, comprising 11% of all antibiotic prescriptions. In addition, physicians often prescribe decongestants and other drugs to target mucus accumulation.

Steroids are prescribed in two forms, oral steroid pills and nasal steroid sprays, both of which have serious limitations. Oral steroid therapy is effective at reaching the sinus lining, but it does so by means of systemic exposure and therefore carries the risk of serious side effects, including glaucoma, bone loss, weight gain, psychosis and difficulty in controlling blood glucose levels in patients with diabetes. Nasal steroid sprays, commonly indicated for rhinitis, or inflammation of the nasal passage, are routinely prescribed for chronic sinusitis patients. While nasal steroid sprays avoid systemic exposure and thus lack such serious side effects, an estimated 70% of the drug is swallowed and the remainder is directed to the nasal passages, instead of the sinuses, which limits efficacy. In a published study, the fraction of drug deposited in the sinuses from a nasal steroid spray was measured to be less than 2%. Poor patient compliance further limits the effectiveness of nasal steroid sprays. Although medical management can reduce symptoms, an estimated 20% or more of chronic sinusitis patients who receive medical therapy are unresponsive.

Medical management is not only used as a first line of therapy for patients afflicted with primary chronic sinusitis, situations in which patients have not had sinus surgery, but also for patients who have recurrent symptoms despite having sinus surgery. Patients in both stages of the condition are managed medically and hence are subject to the limitations described above.

Sinus Surgery

In cases where patients are symptomatic despite medical management, a physician may recommend FESS. In the FESS procedure, the physician enlarges the inflamed and obstructed sinus pathways by removing inflamed tissue and bone in order to facilitate normal sinus drainage and aeration. First introduced in the United States in the 1980s, FESS is considered the standard of care for surgical intervention to treat chronic sinusitis. During the procedure, the honeycomb-like cells of the ethmoid sinuses are removed, resulting in one large open cavity. Given their essential role in sinus function, the ethmoid sinuses are opened in over 85% of FESS procedures. The dependent sinuses each drain into the ethmoid sinuses through ostia, which may be enlarged by either surgically removing tissue or via balloon sinuplasty.

FESS is typically performed under general anesthesia in an operating room. During the procedure, a physician inserts an endoscope into the nasal cavity to provide visualization of the patient’s anatomy. Surgical instruments, powered cutting tools and balloon sinuplasty devices are used to remove or dilate obstructive tissue and bone. Following the surgical intervention, physicians often pack the newly opened ethmoid sinuses with gauze or other obstructive sinus packing materials to hold the sinus cavities open. A follow-up office visit is required several days after the procedure to remove the sinus packing materials and an additional one to two follow-up visits typically occur over the first four to six weeks following surgery to monitor for and treat complications. A typical FESS procedure is paid at a Medicare rate of approximately $10,000. Private insurer payment rates average 139% of Medicare rates nationally.

Since the introduction of FESS, several new technologies, such as image-guided surgical navigation systems, powered surgical instruments and balloon sinus dilation devices have expanded the addressable patient population who can benefit from FESS. For instance, balloon sinus dilation devices were developed to be used in combination with traditional surgical instruments during FESS to treat the dependent sinuses and have now allowed for treatment of patients in the physician office setting.

While FESS is the standard of care for treating chronic sinusitis, it has several limitations:

•	Limited effectiveness. Inflammation and scarring in the postoperative period are common and can compromise the surgical result by negatively impacting the ability of the sinuses to heal. This increases the need for continued medical management and additional surgical procedures. Within the first year after surgery, approximately 64% of patients experience recurrent symptoms.

•	Limited ability to address postoperative inflammation. While oral steroids prescribed postoperatively can be effective at addressing inflammation and scarring, the required doses are significant and can result in serious systemic side effects, including glaucoma, bone loss, weight gain, and psychosis. Further, they have restricted use in diabetic individuals, patients with glaucoma and certain psychological disorders. We believe, as a result, only 20% of physicians prescribe them routinely after surgery. The absence of anti-inflammatory steroid therapy leaves the surgical wound susceptible to postoperative complications.

•	Pain and discomfort during postoperative period. During surgery, an ENT physician typically places sinus packing materials into the ethmoid sinuses to physically separate tissues in an attempt to prevent scarring and adhesions. Following surgery, physicians see patients two to three times in order to monitor for and, if necessary, to treat complications as well as remove these sinus packing materials. The sinus packing materials are removed by pulling or suctioning them from the newly opened cavity, a painful and time-consuming process, often necessitating pain medication. Moreover, the use of sinus packing materials obstructs the newly opened sinuses, leading to patient symptoms of congestion and discomfort. Despite the use of packing materials, scarring and adhesions are common, necessitating painful removal of additional tissue during postoperative treatments.

•	Potential for revision surgery. Within the first year after FESS, approximately 10% of patients will return to the operating room to undergo a revision procedure, while additional patients will return for a revision procedure after one year. We believe the risk of potential revision surgery is a significant deterrent to some patients that would otherwise undergo FESS for chronic sinusitis.

Trend for treatment in the physician’s office

As mentioned above, balloon sinus dilation devices along with other technological advances have expanded the treatable chronic sinusitis patient population. Sinus dilation is now being utilized by physicians in their offices to treat patients with mild chronic sinusitis who may not be willing to undergo or are not candidates for sinus surgery performed under general anesthesia in the operating room setting. The ability to treat patients in the office with sinus dilation has spurred interest amongst the ENT physician community for additional products that facilitate treatment of additional patients in the office setting.

We believe that because of the limitations of medical management and lack of disease resolution after FESS, many chronic sinusitis patients remain undertreated. We estimate that only a third of patients recommended for sinus surgery proceed with the potentially beneficial procedure, which we believe is due to its limitations and high risk for additional medical management and surgical revision. While balloon sinuplasty has been introduced to open frontal, maxillary and sphenoid sinuses, or dependent sinuses, in a less invasive manner, it cannot treat disease in the most commonly involved sinuses, the ethmoids, and does not address the underlying inflammation associated with chronic sinusitis. We believe that an opportunity exists to reach these undertreated patients by providing a more effective option to address their inflammatory disease, while improving the overall outcomes of FESS.

Our Solution

We have designed a drug releasing implant that consists of bioabsorbable polymers that control drug release and provide structural support to adjacent tissues during the healing process, while the implant is gradually and fully absorbed into the body. We believe the development, manufacturing, and regulatory approval for products incorporating this technology requires capabilities in polymer science, drug delivery, analytical testing and combination products. These competencies allow our technical team to tailor drug formulation, polymer design, drug release duration, implant radial strength and degradation period to meet different clinical needs. This expertise has been utilized in the development of PROPEL and PROPEL mini and is currently being leveraged in the development of our pipeline products. Any new products we develop, or changes that we make in the therapeutic agent used in our PROPEL or PROPEL mini, will require FDA approval prior to commercialization in the United States.

Our PROPEL implants are designed to improve the outcomes of sinus surgery by holding open the sinus passageways, reducing postoperative inflammation and scarring. They are inserted by a physician under endoscopic visualization during sinus surgery in the ethmoids. Once inserted, the self-expanding implants conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid, mometasone furoate, directly to the sinus lining over a period of 30 days. Mometasone furoate, which is available generically and has been approved by the FDA for use in PROPEL and PROPEL mini, is the active ingredient in NASONEX, a nasal spray used to treat allergic rhinitis and other indications. The implants fully absorb into the body over a period of four to six weeks or are removed at the discretion of a physician during a routine office visit. Once absorbed or removed, the implant no longer provides structural support. The graphic below illustrates the operation of PROPEL and PROPEL mini in the sinuses:

We believe the principal benefits of our steroid releasing implants are:

•	Improved surgical outcomes. Our PROPEL implants have been clinically proven to improve FESS results by reducing postoperative inflammation and scarring. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies, our PROPEL implants provided a 46% relative reduction in inflammation and a 70% relative reduction in scarring compared to the control implant. The control implant was identical to the PROPEL implant in composition, size, structure and mode of insertion but lacked the mometasone furoate coating. Our PROPEL implants also demonstrated a significant reduction in postoperative complications, including severe inflammation, such as polyps, and scarring, which are both common reasons for FESS failure.

•	Targeted steroid therapy to address postoperative inflammation. Our PROPEL implants are the first and only drug releasing bioabsorbable sinus implants. They deliver postoperatively an anti-inflammatory steroid directly to the sinus lining in a controlled fashion over a period of 30 days, which helps in the wound healing process. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies, our PROPEL implants reduced the need for oral steroids by 40% compared to the control implant.

•	Reduced pain and discomfort during postoperative period. Our PROPEL implants improve postoperative care. Once inserted, the self-expanding implants are designed to conform to and hold open the surgically enlarged ethmoid sinuses until fully absorbed into the body, which improves wound healing without obstructing the sinuses and causing congestion. Our steroid releasing implants are designed to obviate the need for sinus packing materials, which can be a significant source of postoperative pain and discomfort. Our PROPEL implants significantly reduce scarring and adhesions, which reduces the potential for pain in postoperative treatments.

•	Reduced surgical revisions. In clinical studies, our PROPEL implants demonstrated a significant reduction in need for postoperative surgical intervention. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies, our PROPEL implants provided a 35% relative reduction in the need for postoperative oral steroid and surgical intervention compared to the control implant. We believe that patients who have been deterred by the high revision rates associated with FESS may now consider surgical intervention to treat their chronic sinusitis condition.

We believe these benefits will help expand the size of the FESS market as referring physicians increase their prescription of surgical intervention for chronic sinusitis and more patients elect to undergo sinus surgery to treat their condition.

Our Technology Platform

Our drug releasing bioabsorbable implant technology consists of a polymer-based implant that is coated with a drug and polymer matrix. In fabricating the implant, we use polymers that are bioabsorbable and, over time, gradually and fully absorb into the body. The polymers chosen are materials with established safety profiles and have been used in medical devices for over 30 years. Individual polymer properties can further enhance biocompatibility in the sinus anatomy. For example, the polyethylene glycol used in the drug coating for PROPEL and PROPEL mini has been proven to be an anti-inflammatory, protein-resistant barrier.

Our innovative design process enables us to develop the mechanical and drug delivery features independently, lending to our customization capability. Our highly specialized bioabsorbable polymer engineering capability, allows us to design the implant with various physical characteristics depending on the size, radial strength and other attributes that are appropriate to enable treatment of the underlying disease in its location. Our implants are designed to be self-expanding, which facilitates insertion when compressed, and expand to conform to the surrounding anatomy after insertion. The ability to control radial strength is important in enabling us to address different diseases at different states. For example, in some instances an implant may be used to maintain an already open passageway. In other situations, an implant with significantly greater strength may mechanically dilate a diseased passageway.

Our expertise in drug delivery allows us to effectively pair appropriate polymer delivery matrices with desired therapeutic agents. This allows us to select the therapeutic agent based on its clinical effectiveness and tailor the platform accordingly. In the case of PROPEL, we considered the wide range of off-patent corticosteroids, chose the one best suited for treatment of sinus inflammation, then customized the polymer delivery. Once a drug is selected, our specialized capability in drug formulation allow us to control the speed at which the drug elutes, allowing us to design implants from which the drug is released over a matter of weeks to even longer durations. As a result, we have the flexibility to select the type of drug to be used on the implant and then engineer the implant to control the amount, timing and delivery of the drug.

Our Commercial and Clinical Stage Products

We currently have two commercial products, PROPEL and PROPEL mini. We are also developing PROPEL mini for use in frontal sinus surgery and are conducting clinical trials to evaluate two products, RESOLVE and NOVA, for treatment of patients in the physician’s office.

PROPEL

Our steroid releasing implants are the first and only FDA-approved drug releasing implants for chronic sinusitis sufferers. They are indicated for use in patients 18 years or older following ethmoid sinus surgery to maintain patency.

The PROPEL implant is formed from a bioabsorbable polymer fiber, poly-(L-lactide-co-glycolide), or PLG, a material that has been used in medical devices for 30 years. The implant is coated with a drug releasing coating containing 370 micrograms of mometasone furoate, a corticosteroid with anti-inflammatory properties, in a polymer matrix containing PLG and polyethylene glycol, or PEG. Because of its bioabsorbable nature, the implant will be fully and gradually absorbed into the body over a period of four to six weeks, or it may be removed prior to such time at the discretion of the physician. The implant is designed to accommodate the size and variability of the surgically enlarged ethmoid sinus anatomy and features a nominal expanded implant length of 23 millimeters. PROPEL is delivered using a one-handed ergonomically designed delivery system that provides access to the ethmoid sinuses using endoscopic visualization. The delivery system is comprised of a sheath with a curved distal tip, inside which the implant is housed for deployment. A funnel tool is included in the product kit and is attached to the distal tip of the delivery system to assist in the loading of the implant into the delivery system.

We designed the steroid drug release of PROPEL for a duration of 30 days to match the postoperative healing cycle characterized in published medical literature. We selected mometasone furoate as the anti-inflammatory agent among numerous evaluated compounds based on three important characteristics: absorbability, binding affinity and low systemic bioavailability. The compound preferentially absorbs into the sinus lining instead of the surrounding mucous fluid. The drug has the highest glucocorticoid receptor binding affinity, making it highly potent in preventing inflammation once within tissue. Glucocorticoid receptors are the molecules in the surface membranes of cells throughout the body to which corticosteroids chemically bind. Additionally, the compound has low systemic bioavailability, meaning that it has negligible systemic safety side effects.

PROPEL and PROPEL mini steroid releasing implants	PROPEL and PROPEL mini implant delivery systems

PROPEL Mini

The PROPEL mini implant, is a smaller version of PROPEL and is manufactured from the same bioabsorbable polymer fiber and with the same drug releasing coating and other design characteristics. The nominal expanded implant length of the PROPEL mini is 16 millimeters. The profile of the delivery system is smaller, facilitating treatment of smaller anatomy. The distal tip is curved to allow for treatment of additional sinuses as future indications are obtained. A crimper, loading tool and funnel are provided in the product kit to assist in the crimping and loading of the implant into the delivery system.

RESOLVE

Our steroid releasing implants are clinically proven to improve surgical results for patients undergoing FESS, reducing the need for postoperative surgical and steroid intervention. However, given the underlying chronic inflammation associated with this condition, recurrent obstruction of the sinus cavity can occur over time following sinus surgery, especially in patients afflicted with polyps, a sign of severe inflammation. Improving care of such chronic patients holds meaningful opportunity to significantly reduce healthcare costs by preventing revision surgery. We are developing the RESOLVE steroid releasing implant as an alternative treatment option for patients who are candidates for revision surgery that can be placed in the physician office setting during a routine visit. The implant is based on the same drug releasing bioabsorbable implant technology as PROPEL, but is designed to have greater radial strength in order to dilate an obstructed, polyp-filled sinus cavity, and deliver drug for an extended period of time. RESOLVE is subject to regulation as a drug product and will require the submission to the FDA of a New Drug Application, or NDA, and approval of the NDA before we can make RESOLVE commercially available. We intend to pursue the NDA for this implant under Section 505(b)(2) of the FDCA. Section 505(b)(2) would enable us to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of our NDA, which could expedite the development program of this implant by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval.

NOVA

We are also developing NOVA, a steroid releasing implant designed to fit the openings of the frontal and maxillary sinuses following ostial dilation using balloon sinuplasty. This implant will allow treatment of patients, who have not yet had surgery in the physician office setting. We believe this product will further expand the addressable patient population to those that are either indicated for sinus surgery and choose not to proceed or those with less severe disease that would otherwise be treated with medical management.

Other Products

Beyond chronic sinusitis, we may apply our drug releasing bioabsorbable implant technology to a variety of other ENT conditions, such as conditions affecting the ear and throat. We believe there are many opportunities to replace medical management and improve current surgical interventions with targeted drug releasing implants. In addition to building our product offering through internal product development efforts, we may selectively license or acquire complementary products and technologies, leveraging our experience at bringing new products to market and our commercial channel.

Clinical Trial Findings and In-Process Studies

PROPEL and PROPEL mini

The safety and efficacy of PROPEL has been studied in three prospective, multicenter clinical trials conducted in the United States enrolling a total of 205 patients. The principal safety and efficacy information is derived from the ADVANCE II randomized clinical trial and is supported by the ADVANCE clinical trial and an initial pilot study. A meta-analysis that pooled data from the ADVANCE II study and the initial pilot study provides further evidence of efficacy. In all three studies, implants were placed following ethmoid sinus surgery, or ethmoidectomy, which entails removal of the honeycomb-like partitions between the ethmoid sinuses in order to create larger sinus cavities. Based on the number of units shipped between the initial FDA approval in August 2011, and December 31, 2014, we estimate that physicians have treated over 50,000 patients with PROPEL and PROPEL mini.

All three studies were designed to measure PROPEL’s ability to improve the outcomes of sinus surgery. This included measuring the need for postoperative interventions such as adhesion lysis, which is a procedure to separate scar tissue and adhesions within the sinus cavity, and the need to prescribe oral steroids to treat inflammation. The studies also measured the impact of PROPEL on other postoperative complications, such as occurrence of polyposis and middle turbinate lateralization. Prevention of these complications contributes to the long-term success of sinus surgery. Polyposis represents a higher level inflammatory disease. The middle turbinate is a bony structure in the middle of the sinus, responsible for filtration, heating, and humidification of nasal air flow. Middle turbinate lateralization is an undesired complication where this structure curves towards the outer, or lateral, wall of the nose resulting in blockage of the ethmoid sinus passage.

In a meta-analysis, the two prospective, multicenter, randomized, controlled, double-blind studies enrolled a total of 143 patients utilizing an intra-patient control design. The results of these two trials, the ADVANCE II study and the initial Pilot study, were then pooled which represents the first and only Level 1a evidence for any devices used in sinus surgery today. Level 1a evidence is the highest level of evidence according to the criteria of the Centre for Evidence-Based Medicine at the University of Oxford. For evidence Level 1a, a meta-analysis of multiple randomized controlled trials is required.

Compared to the control implant, the drug releasing implant provided a 35% relative reduction in postoperative interventions, a 51% relative reduction in adhesion lysis and a 40% relative reduction in oral steroid intervention. The relative reduction in frank polyposis was 46%. Additional efficacy endpoints of significant, or severe, adhesions and middle turbinate lateralization, determined by clinical investigators at the study centers, were reduced by 70% (p=0.0013) and 75% (p=0.0225), respectively.

Principal Efficacy Results at Day 30 as graded by independent, blinded panel of physicians
Outcome Measure	Evaluable Patients*	Treatment Sides (n=143) No. (%)		Control Sides (n=143) No. (%)		Relative Reduction (%)	P Value
Postoperative intervention	128	42	(32.8)	65	(50.8)	-35	0.0008
Adhesion lysis	134	19	(14.2)	39	(29.1)	-51	0.0016
Oral steroid intervention	113	25	(22.1)	42	(37.2)	-40	0.0023
Frank polyposis	111	22	(19.8)	41	(36.9)	-46	<0.0001

*	Evaluable subjects were those with gradable sinuses on both sides

PROPEL mini Frontal Sinus Study. We are also conducting a prospective, randomized blinded multi-center clinical trial to support an expanded indication for placement of PROPEL mini in the frontal sinuses. PROPEL mini is currently indicated for placement in the ethmoid sinuses. As many as one in four patients undergoing sinus surgery for chronic sinusitis suffers from frontal sinus disease. We plan to enroll approximately 80 patients in the study using an intra-patient control design to assess both safety and efficacy of PROPEL mini when placed following surgery of the frontal sinus, compared to surgery alone. The primary efficacy endpoint is the reduction in need for postoperative interventions such as the need for surgical intervention or oral steroids.

RESOLVE

We are developing RESOLVE, a steroid releasing implant for refractory disease for the treatment of patients in the physician office setting. This product’s primary mode of action is as a drug, and for this reason will require NDA approval from the FDA, rather than PMA approval. In order to support an NDA application with the FDA, we are sponsoring four studies of this product candidate: a pilot study, a pharmacokinetic study, RESOLVE and RESOLVE II.

Pilot Study. We sponsored an initial pilot study which was a prospective, multicenter feasibility study that enrolled 12 adult patients who had prior FESS, but experienced recurrent polyposis refractory to medical management at four study sites in the United States in November 2011. Implants were delivered under topical or anesthesia in a physician’s office. Reductions in mean bilateral polyp grade as well as patient reported symptoms were demonstrated over 30 days and were sustained through six months. At six months follow-up, 64% of patients were no longer revision FESS candidates. No serious adverse events occurred.

This study provided initial clinical evidence of the feasibility, safety, and efficacy of in-office drug releasing implant placement in chronic sinusitis patients with recurrent polyposis after FESS. Based on these study results, we designed the RESOLVE study program.

Pharmacokinetic Study. A single-center pharmacokinetic study was conducted in 2013. The protocol required five patients to undergo serial blood sampling for one month following bilateral implant placement. The implant placement success rate was 100%. There was negligible systemic exposure to mometasone furoate delivered by the implant and no adrenal suppression nor serious adverse events.

The RESOLVE Study. We have completed the RESOLVE study, a Phase II prospective, randomized, blinded, multi-center clinical trial to study the safety and efficacy of the RESOLVE implant when placed in the office setting. The study enrolled 100 patients who suffer from chronic sinusitis due to recurrent ethmoid sinus obstruction so severe that revision surgery is indicated. The study met its primary safety endpoints, with 100% implant placement success, no ocular issues observed and no device-related serious adverse events. In addition, findings through the first 90 days of the six-month study demonstrated:

•	Statistically significant reductions in clinicians’ endoscopic scoring of bilateral nasal polyp burden and ethmoid sinus obstruction in the treatment group, as compared to the control group through 90 days.

•	Clinically meaningful, two-fold greater improvement in patient symptoms measured by nasal obstruction/congestion score for the treatment group, as compared to controls at 90 days. This difference was statistically significant for patients (n=74) who had a higher polyp burden at baseline.

•	52% of patients in the treatment arm were no longer indicated for sinus surgery, compared with 22% of the patients in the control arm, demonstrating a clinically meaningful reduction in the need for revision surgery.

The results observed at the six month time point were consistent with those observed at earlier time points. Statistically significant reductions in both nasal polyp burden and percent sinus obstruction were observed by the clinical investigators and the improvement in nasal obstruction/congestion score in the treatment group continued to be twice as large as that of the control group.

RESOLVE II Study. We have initiated the RESOLVE II study, a pivotal Phase III clinical trial enrolling 300 patients at up to 45 U.S. centers. Primary study endpoints include assessment of improvements in both patient-reported symptoms and objective endoscopic outcomes as determined by clinical investigators and by an independent panel of surgeons. The RESOLVE II study builds upon our recently completed RESOLVE clinical study and is designed to provide safety and efficacy data to support the NDA.

NOVA

We are also developing NOVA, a steroid releasing implant designed to fit the openings of the dependent sinuses following surgical enlargement either during a primary sinus surgery or a revision. This implant will also allow treatment of patient in the physician office setting. A 15 patient multi-center, non-randomized clinical study to assess the feasibility of this implant was recently completed. Our next step in the development of NOVA is to work with the FDA to align on further clinical trial study design.

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded or are divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

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

Because of the size of the market opportunity for the treatment of chronic sinusitis, potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products or develop new products. New product developments that could compete with us more effectively are possible because of the prevalence of chronic sinusitis and the extensive research efforts and technological progress that exist within the market. Large medical device companies with ENT divisions, such as Medtronic, also have capability in drug releasing stents.

Our commercially available products are designed to be used following sinus surgery. If another company successfully develops a surgical approach to the treatment of sinusitis that would not benefit from the use of our steroid releasing implants, if another company develops a device to treat the inflammation and scarring associated with sinus surgery that is more efficacious than our steroid releasing implants or if a pharmaceutical company successfully develops a drug that addresses chronic sinusitis without the need for surgical intervention, sales of our products would be significantly and adversely affected.

The alternative to delivering steroids to the sinuses post-operatively with PROPEL is the prescription of oral steroids. While oral steroids prescribed postoperatively can be effective at addressing inflammation and scarring, the required doses are significant and can result in serious systemic side effects, including glaucoma, bone loss, weight gain and psychosis. Further, oral steroids have restricted use in diabetic individuals, patients with glaucoma and some psychological disorders. We believe, as a result, only 20% of physicians prescribe them routinely after surgery. Additionally, there are commercially available packing materials on the market that provide a spacing function and are less expensive than PROPEL. During surgery, approximately 60% of ENT physicians place sinus packing materials, either absorbable or non-absorbable, into the ethmoid sinuses to physically separate tissues in an attempt to prevent scarring and adhesions. Sinus packing materials are not placed in the frontal sinuses. Following surgery, the sinus packing materials are removed by pulling or suctioning them from the newly opened cavity, a painful and time-consuming process, often necessitating pain medication. Despite the use of packing materials, scarring and adhesions are common, necessitating painful removal of additional tissue during postoperative treatments. Some physicians choose to soak these packing materials with steroid in liquid form in an effort to deliver steroid to the sinus. This practice is off-label and is not supported by clinical data. However, although we believe PROPEL and PROPEL mini have significant advantages over sinus packing materials and other treatment options, they are expensive relative to packing materials and may not be reimbursed by third-party payors. As a result, ENT physicians may choose to use oral steroid delivery or packing materials or a combination of the two, which are less expensive, in lieu of PROPEL or PROPEL mini.

We believe that our continued ability to compete favorably depends on:

•	successfully expanding our commercial operations;

•	continuing to innovate and maintain scientifically-advanced technology;

•	developing technologies for applications in the sinuses and other areas of ENT;

•	attracting and retaining skilled personnel;

•	obtaining patents or other intellectual property protection for our products; and

•	conducting clinical studies and obtaining and maintaining regulatory approvals.

Intellectual Property

As of December 31, 2014, we owned 51 issued patents globally, of which 28 were issued U.S. patents, and we owned 39 pending patent applications globally, of which 13 were pending patent applications in the United States. Subject to payments of required maintenance fees, annuities and other charges, our issued U.S. patents have expiration dates between 2017 and 2032, of which one will expire before 2020, 13 will expire between 2021 and 2025, and the remaining 14 will expire after 2025.

As of December 31, 2014, our trademark portfolio contains 23 trademark registrations, four of which are U.S. trademark registrations, as well as five pending foreign trademark applications.

We also rely upon trade secrets, know-how, continuing technological innovation, and may rely upon licensing opportunities in the future, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information.

Manufacturing and Supply

We manufacture our steroid releasing implants at our facility in Menlo Park, California with components supplied by external suppliers. We perform inspections of these components before use in our manufacturing operations. Using these components, we assemble, inspect, test and package our implants, and send them to a third-party sterilization vendor. After sterilization, we perform inspections of the finished implants internally and via third party laboratories to determine compliance with our specifications, release the lot to inventory and then ship the finished product to customers.

The active pharmaceutical ingredient, or API, and a number of our critical components used in our implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, some extrusions and molded components, some off-the-shelf components and for finished goods testing. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to obtain successfully the API and polymer materials used in these products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have entered into manufacturing, supply or quality agreements with a number of our single source suppliers pursuant to which they supply the API and components we need. We generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business. However, we are not certain that our single source suppliers will be able to meet our demand for their products, whether because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. To date, we have not experienced any significant supply constraints or delays in procuring components and materials and while our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to the needs of their other customers.

We are currently improving our manufacturing capabilities and increasing capacity as we increase the extent of our commercialization efforts. We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are an FDA-registered medical device manufacturer and we were granted PMA approval for PROPEL in August 2011. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities were inspected by the FDA in April and May 2011, December 2012, March 2013 and June 2014. The State of California regulatory authority audited our manufacturing facility in connection with granting a California Device Manufacturing License to us in August 2009. Our facility was last inspected in October 2013 by the European Notified Body in Ireland, National Standards Authority of Ireland, and no major nonconformance reports were issued as a result of that inspection.

We have manufacturing, supply or quality agreements with a number of our single source suppliers:

•	In April 2014, we entered into an agreement with Hovione Inter Ltd., or Hovione, pursuant to which we are required to purchase 80% of our API from Hovione, in quantities to be specified in 12-month forecasts provided by us and updated on a quarterly basis. This agreement extends until April 2019. Either we or Hovione may terminate the agreement prior to that date for uncured material breach by or insolvency of the other party. We may also terminate the agreement in the event Hovione loses any required FDA approval rendering it unable to fulfill its contractual obligations, or if Hovione is engaged in felonious or fraudulent activities. Either we or Hovione may terminate the Agreement in the event regulatory agencies require changes to the product specifications that materially affect Hovione’s cost of production and we are unable to reach an agreement with Hovione regarding an equitable pricing adjustment.

•	In April 2014, we entered into an agreement with Polymer Solutions Incorporated, or PSI, pursuant to which PSI supplies us with analytical testing services for our polymer materials. The agreement has an indefinite term, but may be terminated by us at any time upon 30 days’ notice to PSI or immediately upon written notice in the event of an uncured material breach by PSI.

•	In January 2014, we entered into an agreement with AIM Plastics, Inc., or AIM, pursuant to which AIM provides us with injection molded components in quantities to be specified in rolling quarterly forecasts provided by us. The agreement extends for an initial period of one year from its effective date, with automatic one-year renewal periods applying thereafter unless we or AIM provide written notice of non-renewal at least 30 days prior to the end of the then-current term. Either we or AIM may terminate the agreement for an uncured material breach by the other party. We may also terminate the agreement upon 12 months written notice in the event of a change in control of AIM.

•	In December 2013, we entered into an agreement with Exova Group Limited, or Exova, pursuant to which Exova supplies us with analytical testing services for our finished product. The agreement extends until December 2015.

•

In November 2013, we entered into an agreement with Stephen Gould Corporation, or SGC, pursuant to which SGC supplies us with packaging components in accordance with a rolling quarterly forecast provided by us. The agreement extends for an initial period of two years from the effective date, with automatic one-year renewal periods applying thereafter unless we or SGC provide written notice of intent not to renew at least 30 days prior to the end of the then current term. Either we or SGC may terminate the agreement for uncured material breach by the other party. We may also terminate the agreement at will upon 90 days prior written notice to SGC, or upon 12 months prior written notice in the event of a change in control of SGC.

Each of these suppliers manufactures the components they produce for us or tests our components and devices to our specifications. We expect to be able to negotiate new agreements with these vendors in advance of the expiration of the current agreements. We intend to maintain sufficient supplies of the API and components from these single source suppliers in the event that our agreements with one or more of these suppliers were to terminate to enable us to continue to manufacture our implants for a sufficient amount of time necessary to obtain another source of API or components.

Government Regulation

United States Regulation of Medical Devices and Drugs

Our products and product candidates are drug releasing bioabsorbable implants that are regulated as combination products by the FDA. FDA’s Office of Combination Products designates a primary mode of action for such drug-device combination products, with the respective primary Center within the FDA leading the regulatory review for the product, in consultation with the secondary designated Center. FDA determined that the primary mode of action for PROPEL and PROPEL mini was that of a medical device, so these products have been approved and are regulated in the United States as medical devices. Our product candidate for the physician office setting, however, was designated as having a drug primary mode of action, and thus our RESOLVE trials are and will be conducted under an Investigational New Drug, or IND, application, and if successful, this product candidate will need to be approved under the NDA pathway.

Medical Devices

Our PROPEL implants are regulated in the United States as Class III medical devices by the FDA under the Federal Food, Drug and Cosmetic Act, or FDCA. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls and require rigorous clinical testing prior to their approval and generally require a PMA, or a PMA supplement approval prior to their sale.

Manufacturers must file an Investigational Device Exemption, or IDE, application if human clinical studies of a device are required and if the investigational use of the device represents a potential for significant risk to the patient. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights.

Generally, upon completion of these human clinical studies, a manufacturer seeks approval of a Class III medical device from the FDA by submitting a PMA application. A PMA application must be supported by extensive data, including the results of the clinical studies, as well as testing and literature to establish the safety and effectiveness of the device. PMA approval may be conditioned upon the conduct of certain post-approval studies, such as long term follow-up studies.

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services, or CDHS, requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with the current good manufacturing practice. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities, and product release for distribution. We have undergone and expect to continue to undergo regular current good manufacturing practice inspections in connection with the manufacture of our products at our facility.

Drugs

The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product candidates that are subject to FDA’s drug authority are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests conducted under Good Laboratory Practices, or GLP;

•	the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product and conducted in accordance with Good Clinical Practices, or GCP;

•	the submission to the FDA of an NDA;

•	FDA acceptance, review and approval of the NDA; and

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices, or cGMPs.

Research and Development

Our research and development expenses totaled $10.3 million, $9.5 million and $9.3 million in the years ended December 31, 2014, 2013 and 2012, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2014, we had 212 employees, consisting of 54 in manufacturing, 40 in research and development and 118 in sales, general and administrative.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 2 to the Financial Statements included in this Annual Report.

Corporate Information

We were incorporated in Delaware in October 2003 as Sinexus, Inc. We changed our name to Intersect ENT, Inc. in November 2009. Our offices are located at 1555 Adams Drive, Menlo Park, California 94025 and our telephone number is (650) 641-2100. Our website is www.intersectent.com. We completed our initial public offering in July 2014, and our common stock is listed on The NASDAQ Global Market under the symbol “XENT.”

Our periodic and current reports, registration statements, proxy and information statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website containing such information available free of charge to the public at www.sec.gov.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until the earlier of (1) December 31, 2019, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.0 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A.	Risk Factors

RISK FACTORS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.

Risks Related to Our Business

We have incurred significant operating losses since inception and may not be able to achieve profitability.

We have incurred net losses since our inception in 2003. For the years ended December 31, 2014 and 2013, we had net losses of $18.4 million for each year. As of December 31, 2014, we had an accumulated deficit of $96.6 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

All of our revenue is generated from our PROPEL and PROPEL mini steroid releasing implants and we are completely dependent on the success of these products, which have a limited commercial history. If these products fail to gain widespread market acceptance, our business will suffer.

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

Hospital and other healthcare provider customers, including ambulatory surgery center customers, that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the sinus surgery procedures in which our products are used and bill patients for any deductibles or co-payments. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our steroid releasing implants can impact the profit margin of the hospital or surgery center where the sinus surgery is performed. Some of our target customers may be unwilling to adopt our steroid releasing implants in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers for sinus surgery procedures could make it difficult for existing customers to continue using, or adopt, our steroid releasing implants and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

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

Our future growth depends on physician awareness and adoption of our steroid releasing implants.

We focus our sales, marketing and education efforts primarily on ENT physicians. We train physicians on the patient population that would benefit from our steroid releasing implants. This patient population is based on those included in our clinical studies and includes, for example, patients with or without polyps as well as patients undergoing either primary or revision surgery. Some physicians may choose to utilize our products on a subset of their patients such as patients with severe polyp disease that they deem at higher risk for postoperative complications. If we are not able to effectively demonstrate to those physicians that our products are beneficial in a broad range of patients on which they operate, their adoption of our products will be limited.

We train our physician customers on the proper techniques in using our devices to achieve the intended outcome. The successful use of our steroid releasing implants depends in large part on the physician’s adherence to the techniques that they are provided in training by our sales representatives. In the event that physicians do not adhere to these techniques or if they perceive that our products are too cumbersome for them to use, we may have difficulty facilitating adoption. Additionally, physicians may develop their own techniques for use of our products during insertion and during the period in which the drug is delivered and is bioabsorbed. For example, we are aware some physicians are removing our steroid releasing implants before all of the drug has eluted into the surrounding tissue. While physicians were allowed to remove the implant at any time at their discretion in our clinical studies, early removal could lead to suboptimal outcomes. In addition, if physicians utilize our products in a manner that is inconsistent with how they were studied clinically, their outcomes may not be consistent with the outcomes achieved in our clinical studies, which may impact their perception of patient benefit and limit their adoption of our products.

In addition, the initial point of contact for many patients suffering from chronic sinusitis may be primary care physicians or other referring medical professionals who commonly treat patients experiencing sinus-related symptoms or complications. We believe that we must educate these primary care physicians and other referring medical professionals about our steroid releasing implants in order to grow the market beyond the over 3.5 million patients with chronic sinusitis who are currently managed by ENT physicians. If we fail to do so, these primary care physicians and other referring medical professionals may not refer patients to an ENT physician who will perform sinus surgery and use our steroid releasing implants. As a result, those patients may go untreated, attempt to manage their sinusitis through medical management alone or seek alternative surgical procedures. If we are not successful in educating primary care physicians and other referring medical professionals about our steroid releasing implants, our ability to increase our revenue may be impaired.

We have limited experience marketing and selling our steroid releasing implants, and if we are unable to expand, manage and maintain our direct sales and marketing organizations we may not be able to generate anticipated revenue.

We started selling our first approved product, PROPEL, on a limited basis in August 2011. We subsequently started selling PROPEL mini in November 2012, and in the first half of 2013 we began to expand and scale our direct sales and marketing organizations in the United States. As a result, we have limited experience marketing and selling our steroid releasing implants. As of December 31, 2014, our direct sales organization, including marketing, customer service and reimbursement, consisted of 97 employees, having increased from 21 employees as of December 31, 2012. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales representatives fail to adequately promote, market and sell our products, our sales may suffer.

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

Our clinical studies were designed to demonstrate the safety and efficacy of our steroid releasing implants based on FDA requirements and may not be seen as compelling to physicians. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which would affect the rate of adoption of our products.

Our success depends on the medical community’s acceptance of our steroid releasing implants as tools that are useful to ENT physicians treating patients with chronic sinusitis. We have sponsored three multi-center, prospective studies of over 200 patients to track outcomes of treatment with our steroid releasing implants, which clinical data has resulted in the highest level of evidence generated for any product used in sinus surgery. The principal safety and efficacy information of our steroid releasing implants is derived from the ADVANCE II study, a prospective, multicenter, randomized controlled, double-blind, pivotal study that was completed in September 2010. We also sponsored the ADVANCE study, a prospective, multicenter, single-cohort, open-label trial completed in December 2009 and the PROPEL Pilot Study, a prospective, multicenter, randomized, controlled, double-blind feasibility study completed in April 2009. While the results of these three studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to our physician customers. If physicians do not find our data compelling, they may choose not to use our products or limit their use. Our PROPEL Pilot study and ADVANCE II study incorporated an intra-patient control design comparing PROPEL to a non-drug releasing control version of the implant in order to maintain blinding. Primary efficacy endpoints for these two studies were measured at 30 days after placement as we believe that proper healing in the immediate postoperative period is indicative of long-term outcomes. Additionally, it was important to allow for medical intervention after day 30 given one sinus side of each patient had the control device. Clinical efficacy demonstrated at this short-term endpoint does not guarantee long-term clinical benefits. Our ADVANCE study measured patient symptom improvements out to six months. The long-term effects of sinus surgery in conjunction with our steroid releasing implants beyond six months are not known. Certain ENT physicians, hospitals and surgery centers may prefer to see longer term efficacy data than we have produced. We cannot assure you that any data that we or others generate will be consistent with that observed in these studies or meet the endpoints, nor that the results will be maintained beyond the time points studied. We also cannot assure you that any data that may be collected will be compelling to the medical community because the data may not be scientifically meaningful and may not demonstrate that sinus surgery using our steroid releasing implants is an attractive procedure when compared against data from alternative treatments.

Each ENT physician’s individual experience with our steroid releasing implants will vary, and we believe that physicians will compare actual long-term outcomes in their own practices using our steroid releasing implants against sinus surgery used in conjunction with traditional sinus packing techniques. A long-term, adequately-controlled clinical study comparing sinus surgery performed in conjunction with our steroid releasing implants against sinus surgery performed in conjunction with the variety of traditional sinus packing techniques incorporated by physicians would be expensive and time-consuming and we have not conducted, and are not currently planning to conduct, such a study. If the experience of physicians indicates that the use of our steroid releasing implants in FESS is not as safe or efficacious as other treatment options or does not provide a lasting solution to patients with chronic sinusitis, adoption of our products may suffer and our business would be harmed.

We utilize third-party, single source suppliers and service providers for many of the components, materials and services used in the production of our steroid releasing implants, and the loss of or disruption by any of these suppliers or service providers could harm our business.

The active pharmaceutical ingredient, or API, and a number of our critical components used in our steroid releasing implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, some extrusions and molded components, some off-the-shelf components and for finished goods testing. If a supplier delivers products of insufficient quality, it could lead to lot issues, failures or recalls. Our ability to supply our products commercially and to develop our product candidates depends, in part, on our ability to obtain these components in accordance with regulatory requirements and in sufficient quantities and quality for commercialization and clinical testing. We have entered into manufacturing, supply or quality agreements with a number of our single source suppliers pursuant to which they supply the components we need. We are not certain that our single source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

Our limited operating history and commercial experience make it difficult for us to predict future performance. As we gain additional commercial experience, a number of factors over which we have limited control may contribute to fluctuations in our financial results, such as seasonal variations in revenue. In the first quarter, our results can be impacted by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures such as FESS. In the second quarter, demand may be impacted by the seasonal nature of allergies and the resultant onset of sinus-related symptoms. In the third quarter, the number of FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be impacted by the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans. Other factors that may impact our quarterly results include:

•	ENT physician adoption of our steroid releasing implants;

•	unanticipated pricing pressure;

•	the hiring, retention and continued productivity of our sales representatives;

•	our ability to expand the geographic reach of our sales and marketing efforts;

•	our ability to obtain regulatory clearance or approval for our products in development or for our current products outside the United States;

•	our ability to maintain intellectual property protection for our products and our competitors being granted patents for competing products;

•	results of clinical research and trials on our existing products and products in development;

•	delays in receipt of anticipated purchase orders;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	delays in, failure of, or quality issues with, component and raw material deliveries by our suppliers or service providers;

•	manufacturing issues or lot failures; and

•	positive or negative coverage in the media or clinical publications of our steroid releasing implants or products of our competitors or our industry.

In the event our actual revenue and operating results do not meet our forecasts for a particular period, the market price of our common stock may decline substantially.

Our long-term growth depends on our ability to develop and commercialize additional ENT products.

It is important to our business that we continue to build a more complete product offering within the ENT market. We are using our drug releasing bioabsorbable technology to develop new products for use in the physician office setting. Developing additional products is expensive and time-consuming and could divert management’s attention away from our current sinus surgery products and harm our business. Even if we are successful in developing additional products, including those currently in development for use in the physician office setting, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

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

If clinical studies of our future products or product indications do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to commercialize these products.

We will likely need to conduct additional clinical studies in the future to support new product or product indication approvals, or for the approval of the use of our products in some foreign countries. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly-traded companies, including Medtronic, Olympus, Johnson & Johnson, Stryker and Smith & Nephew. These companies enjoy several competitive advantages, including:

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

Because of the size of the market opportunity for the treatment of chronic sinusitis, we believe potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products or develop new products. New product developments that could compete more effectively with our products are possible because of the prevalence of chronic sinusitis and the extensive research efforts and technological progress that exist within the market. Large medical device companies with ENT divisions, such as Medtronic, also have capability in drug releasing stents and smaller companies may develop competing products. Though we are not aware of any such products to date, these or other companies may develop drug releasing products that could compete with our products.

Our commercially available products are designed to be used during sinus surgery. If another company successfully develops an approach for the treatment of chronic sinusitis that would not benefit from the use of our steroid releasing implants, if another company develops a device to treat the inflammation and scarring associated with sinus surgery that is more efficacious than our steroid releasing implants, or if a pharmaceutical company successfully develops a drug that addresses chronic sinusitis without the need for surgical intervention, sales of our products would be significantly and adversely affected.

We may be unable to manage our growth effectively.

Our past growth has provided, and our future growth may create, challenges to our organization. From December 31, 2012, to December 31, 2014, the number of our employees increased from 75 to 212. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. As a public company, we will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities. This growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures and securing a sufficient amount of office space for additional personnel. If we fail to manage these challenges effectively, our business could be harmed.

We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices and drug products. This risk exists even if a device or product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with PROPEL and PROPEL mini, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our steroid releasing implants cause, or merely appear to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

If our facilities or the facility of a supplier or customer become inoperable, we will be unable to continue to research, develop, manufacture, commercialize and sell our products and, as a result, our business will be harmed until we are able to secure a new facility.

We do not have redundant facilities. We perform substantially all of our research and development, manufacturing and commercialization activity and maintain all our raw material and finished goods inventory in a single location in Menlo Park, California. Menlo Park is situated on or near earthquake fault lines. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire, water shortages and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of reserve raw materials and finished product, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all. The occurrence of natural disasters or acts of terrorism could also cause delays in our customers supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters or acts of terrorism could have a material adverse effect on our business, our results of operations and our financial condition.

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

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Our current systems provide virtual redundancy but are operated from one physical location in Menlo Park. However, we are in the process of upgrading the level of redundancy for our IT systems. We expect these upgrades to take one to two years to complete. While we will attempt to mitigate interruptions, we may experience difficulties in implementing some upgrades which could impact our business operations, or experience difficulties in operating our business during the upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions, such as natural disasters or security breaches, as a result of the current implementation of our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.

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

Risks Relating to Regulatory Matters

The existence of adequate coverage and reimbursement is important for sales of our products. Inadequate coverage and reimbursement policies for procedures using our steroid releasing implants could affect the adoption of our products and our future revenue.

Successful sales of our steroid releasing implants depend on the availability of adequate coverage and reimbursement from third-party payors for either the products specifically, the procedures associated with the use of the products, or both. Providers that purchase our products generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these medical devices or the devices themselves. Adequate coverage and reimbursement from third-party payors, including governmental payors, such as Medicare and Medicaid, therefore, is important for obtaining product acceptance and widespread adoption in the marketplace.

In the United States, coverage and reimbursement for medical devices vary among payors. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. We estimate that private payors covering a significant number of U.S. covered lives currently have non-coverage policies with respect to PROPEL and PROPEL mini and they consider these products investigational or experimental. Some governmental and private third-party payors do not currently cover or reimburse our products because they have determined insufficient evidence of favorable clinical outcomes is available. Although they consider the steroid releasing implants investigational or experimental at this time, these payors may in the future determine sufficient evidence has been developed to cover and reimburse our products and related procedures. We are actively working to reverse these non-coverage decisions but cannot provide assurance that we will be successful in these efforts. If we are not successful in reversing existing non-coverage policies, or if other third-party payors issue similar policies, this could have a material adverse effect on our business and operations. Further, third-party payors who currently cover and reimburse customers for procedures using our products may in the future choose to decrease current levels of reimbursement or eliminate reimbursement altogether, either of which will cause our business to suffer.

To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and even existing treatments by requiring extensive evidence of favorable clinical outcomes and cost effectiveness before extending or continuing coverage, respectively. Such evidence generally must be derived from well-designed independent studies and published in peer-reviewed journals. Payors also may be influenced by positive position statements on the value of this technology issued by medical specialty societies. For example, payors may be persuaded to extend coverage by positive clinical data demonstrating the long-term safety and efficacy of FESS performed with our steroid releasing implants against FESS alone. A long-term clinical study randomizing FESS using our products against FESS alone would require an extremely large patient population to demonstrate these differences, and would be expensive and time-consuming. We have not conducted and are not currently planning to conduct such a study. Further, even positive study results do not guarantee adequate third-party payor coverage and reimbursement. Although the American Rhinologic Society has issued a positive position statement regarding the use of our steroid releasing implants, if the society changes its position in an unfavorable manner, third-party payors may reverse existing favorable coverage and reimbursement policies or otherwise decline to adopt favorable policies for our products, either of which will cause our business to suffer.

Generally, third-party payors currently reimburse hospitals and ambulatory surgery centers and physicians for the FESS procedures during which our technology is implanted using existing Category I Current Procedure Terminology, or CPT, codes relating to the FESS procedures performed. These CPT codes do not currently distinguish between procedures performed with or without our steroid releasing implants. The amount of reimbursement received by our customers from third-party payors is dependent generally on fee schedules established by these payors for the existing FESS CPT codes. For governmental payors, such as Medicare and Medicaid, the fee schedule amount is determined by statutory and regulatory formulas. For commercial payors, the reimbursement amount generally is dependent upon the specific contract terms between the provider and payor. We cannot provide assurance that government or private third-party payors will continue to reimburse for FESS with our products using the existing codes, nor can we provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain reimbursement for FESS with the use of our products at cost-effective levels, this could have a material adverse effect on our business and operations. Hospitals and ambulatory surgery centers are unlikely to purchase our products if they do not receive payment sufficient to cover the cost of our products and related procedures. In addition, in the event that the current coding and/or payment methodology for these procedures changes, this could have a material adverse effect on our business and business operations.

To secure separate payment for our products, whether for our currently marketed products or those under development, a unique billing code is required for either the implant, the procedure associated with use of our products, or both. Although a unique billing code currently exists for our marketed products it is not associated with payment by most payors and is not reportable to many payors, including Medicare. In March 2015, the American Medical Association announced the creation of Category III CPT codes for the placement of drug eluting implants as either a stand-alone procedure or in conjunction with sinus biopsy, polypectomy or debridement. These codes could ultimately facilitate payment to the physician when performed in an office setting. As such, these codes are primarily relevant to future in-office product candidates. Many third-party payors consider Category III codes non-covered. Therefore, third party payors may not cover these in-office products if they become commercially available unless the codes are graduated to Category I status. As of now, it is not possible to assess the full impact of product or procedure-specific codes on our business or results of operations or the likelihood of securing such specific codes. If new product or procedure-specific codes are adopted, and the levels of reimbursement declines significantly below current levels, our business and results of operations would be harmed and our stock price would likely decline.

Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors could decrease the demand for our products, the prices that customers are willing to pay and the number of procedures performed using our steroid releasing implants, which could have an adverse effect on our business.

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

In international markets, market acceptance of our products will likely depend in large part on the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and by region in some countries, and include both government-sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. In addition, even if we do obtain international reimbursement approvals, the level of reimbursement may not be enough to commercially justify expansion of our business into the approving jurisdiction. To the extent we or our customers are unable to obtain reimbursement for our steroid releasing implants in major international markets in which we seek to market and sell our products, our international revenue growth would be harmed, and our business and results of operations would be adversely affected.

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

Our steroid releasing implants are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. The PMA and New Drug Application, or NDA, approval processes can be expensive and lengthy. Despite the time, effort and cost required to obtain approval, there can be no assurance that any product that we intend to commercialize in the future will be approved by the FDA in a timely fashion, if at all. For example, we do not have any prior experience in obtaining approval of an NDA, and this lack of experience may delay or adversely affect our ability to obtain approval for our steroid releasing implant for refractory disease treated in the physician office setting, which will require NDA approval prior to commercialization in the United States.

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

A component of our strategy is to continue to modify and upgrade our steroid releasing implants. Medical devices can be marketed only for the indications for which they are approved. We have received a number of PMA supplement approvals since the original approvals of PROPEL and PROPEL mini. We may not be able to obtain additional regulatory approvals for new products or for modifications to, or additional indications for, our existing product in a timely fashion, or at all. Delays in obtaining future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

We may fail to obtain foreign regulatory approvals to market our products in other countries.

We do not have any sales outside the United States. Sales of our steroid releasing implants outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain approvals, if required by other countries, may be longer than that required for FDA approvals, and requirements for such approvals may significantly differ from FDA requirements. In certain countries we may rely upon a third-party or third party distributors to obtain all required regulatory approvals, and these distributors may be unable to obtain or maintain such approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If these distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in certain international markets effectively, or at all.

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

If we, our suppliers or service providers fail to comply with ongoing FDA or foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in their respective jurisdictions in the event of material deficiencies or defects in the design or manufacture of our products. We may, under our own initiative, recall a product if any material deficiency in our steroid releasing implants is found. The FDA requires that recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost- effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

The Affordable Care Act imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports specified medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $29 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. We anticipate that primarily all sales of our products in the United States will be subject to this 2.3% excise tax. During the years ended December 31, 2014 and 2013, we recognized $0.7 million and $0.3 million, respectively, in tax expense associated with the medical device tax in the United States which is included in selling, general and administrative expenses.

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

We own numerous issued patents and pending patent applications that relate to the sinus delivery of sustained release therapeutics, sinus delivery of implants, implant designs as well as individual components of our steroid releasing systems. The API contained in our steroid releasing implants is generic and is not the subject of independent patent protection. If any of our patents are challenged, invalidated or legally circumvented by third parties, and if we do not own other enforceable patents protecting our products, competitors could market products and use processes that are substantially similar to, or superior to, ours, and our business may suffer. In addition, the patents we own may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes comparable to ours without infringing on our intellectual property rights.

Recent patent reform legislation may increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation may increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which may have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future that may lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications.

We may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights. An adverse determination in any such submission, proceeding or litigation may reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which may have a material adverse effect on our business.

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

Trademarks

We rely on our trademarks as one means to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. Our trademark applications may not be approved, however. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we may be forced to rebrand our products, which may result in loss of brand recognition and may require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Competitors could purchase our steroid releasing implants and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position may be adversely affected, as may our business.

We may in the future be a party to patent and other intellectual property litigation and administrative proceedings that may be costly and may interfere with our ability to sell our steroid releasing implants.

The medical device industry has been characterized by frequent and extensive intellectual property litigation. Additionally, the ENT market is extremely competitive. Our competitors, such as Medtronic,

Olympus, Johnson & Johnson, Stryker and Smith & Nephew, or other patent holders may assert that our steroid releasing implants and the methods employed in our steroid releasing implants are covered by their patents. If our steroid releasing implants or methods are found to infringe, we may be prevented from manufacturing or marketing our steroid releasing implants. In the event that we become involved in such a dispute, we may incur significant costs and expenses, may be prevented from marketing our products and may need to devote resources to resolving any claims, which would reduce the cash we have available for operations and may be distracting to management. If we lose a patent lawsuit, alleging our infringement of a competitor’s patents, we may be prevented from marketing our steroid releasing implants in one or more countries. We may also initiate litigation against third parties to protect our own intellectual property. Our intellectual property has not been tested in litigation. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which may undermine our competitive position.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, may be expensive and time-consuming and may divert management’s attention from our core business. If we lose this kind of litigation, a court may require us to pay substantial damages, treble damages and attorneys’ fees, and prohibit us from using technologies essential to our steroid releasing implants, any of which may have a material adverse effect on our business, results of operations and financial condition. If relevant patents are upheld as valid and enforceable and we are found to infringe, we may be prevented from selling our steroid releasing implants unless we can obtain licenses to use technology covered by such patents. We do not know whether any necessary licenses would be available to us on satisfactory terms, if at all. If we cannot obtain these licenses, we may be forced to design around those patents at additional cost or abandon our products altogether. As a result, our ability to grow our business and compete in the market may be harmed.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors, in some cases until recently. We may in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation may result in substantial costs and may be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court may prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products may have a material adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product may hamper or prevent our ability to commercialize our products, which may have an adverse effect on our business, results of operations and financial condition.

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

Prior to our IPO in July 2014, there was no public market for our common stock. Although our stock is currently traded on the NASDAQ Global Market, an active trading market may not be sustained. The lack of an active market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive market may also impair our ability to both raise capital by selling shares and acquire other complementary products, technologies or businesses by using our shares as consideration.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through February 28, 2015, the price of our common stock has fluctuated from a low of $12.02 to a high of $26.87. The price of our common stock may continue to fluctuate substantially due to many factors, including:

•	volume and timing of sales of our steroid releasing implants;

•	the introduction of new products or product enhancements by us or others in our industry;

•	disputes or other developments with respect to our or others’ intellectual property rights;

•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our results of operations or those of others in our industry;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	media exposure of our steroid releasing implants or products of others in our industry;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our common stock. As of December 31, 2014, we had outstanding 23,378,609 shares of common stock, 12,978,550 of which are currently restricted as a result of securities laws. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon the exercise or, in certain cases, net exercise of outstanding warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 60% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We occupy approximately 32,500 square feet of leased office and laboratory space located in Menlo Park, California. In December 2014, we amended our original lease for an additional 17,900 square feet and extended the expiration to May 31, 2020. We anticipate occupying the additional space in April 2015. We believe that our facilities, with the additional space, are sufficient to meet our current needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock have been traded on The NASDAQ Global Market, or NASDAQ, under the symbol “XENT” since July 24, 2014. The following table sets forth, for the period beginning July 24, 2014, through December 31, 2014, the high and low intraday prices per share of our common stock as reported by NASDAQ.

	High	Low
Fiscal Year Ended December 31, 2014
Third quarter (beginning July 24, 2014)	$18.30	$12.02
Fourth quarter	21.39	15.05

As of February 27, 2015, the closing price of our common stock was $26.41 and stockholders of record were approximately 58. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may also be limited by the terms of any future debt or preferred securities or future credit facility.

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during fiscal year ended December 31, 2014, that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K

Use of Proceeds

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 24, 2014. From our IPO through December 31, 2014, we used approximately $0.9 million of the net proceeds from the IPO to fund the Phase 3 clinical trial of our Steroid Releasing Implant for Refactory Disease in Office and pre-clinical development our Steroid Releasing Implant for Primary Disease Management in Office products in development, approximately $1.6 million for research and development expenses related to these products and approximately $12.8 million for sales, marketing, working capital and general corporate purposes. The remainder of the net proceeds from the offering have been invested in cash equivalents and short-term investments.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the cumulative total return to security holders of our common stock with the comparable cumulative returns of the NASDAQ Composite and Biotechnology Indexes. The graph assumes the investment of $100 on July 24, 2014, the date on which our ordinary shares began trading on The NASDAQ Global Market, through December 31, 2014. Points on the graph represent the performance as of end of each calendar month.

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

	Cumulative Total Return as of
	7/24/2014	7/31/2014	8/31/2014	9/30/2014	10/31/2014	11/30/2014	12/31/2014
Intersect ENT, Inc.	$100	$96	$125	$120	$147	$134	$144
NASDAQ Composite Index	100	98	102	100	104	107	106
NASDAQ Biotechnology Index	100	98	108	107	116	119	119

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Since shares of our common stock has only been publicly traded since July 24, 2014, information surrounding stockholder returns in comparison to the NASDAQ Composite and Biotechnology Indices may not be meaningful to investors.

The material in this section is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Intersect ENT, Inc. made under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing except to the extent we specifically incorporate this section by reference.

Item 6.	Selected Financial Data

The following selected financial information has been derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations and should not be relied upon as an indicator of our future performance. You should read the selected financial data set forth in the table below, together with the Financial Statements and related Notes to Financial Statements included in this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

	Fiscal Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Statements of operations data:
Revenue	$38,587	$17,931	$5,863
Cost of sales	10,223	8,150	3,837

Gross profit	28,364	9,781	2,026
Operating expenses:
Selling, general and administrative	36,111	18,229	9,251
Research and development	10,331	9,518	9,260

Total operating expenses	46,442	27,747	18,511

Loss from operations	(18,078)	(17,966)	(16,485)
Interest and other income (expense), net	(284)	(403)	120

Net loss	$(18,362)	$(18,369)	$(16,365)

Net loss per share, basic and diluted	$(1.61)	$(12.57)	$(16.38)

Weighted average common shares used to compute net loss per share, basic and diluted	11,384	1,461	999

	December 31,
	2014	2013	2012
	(in thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$48,443	$12,294	$2,060
Working capital	52,167	13,118	1,152
Total assets	62,953	21,035	7,227
Convertible preferred stock warrant liability	—	237	93
Total debt	—	1,452	2,000
Total liabilities	9,141	6,892	5,627
Convertible preferred stock	—	90,760	60,320
Accumulated deficit	(96,621)	(78,259)	(59,890)
Total stockholders’ equity (deficit)	53,812	(76,617)	(58,720)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data,” should be read in conjunction with our Financial Statements and the related notes to those statements included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to future events or our future financial performance that involve risks, uncertainties and assumptions. Our actual results and timing of events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this prospectus. Please see “Cautionary Information Regarding Forward-Looking Statements” at the beginning of this Form 10-K for additional information you should consider regarding forward-looking statements. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients range from those needing and electing surgery, those not having had sinus surgery, and those that have had one or more surgeries but continue to suffer symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL and PROPEL mini have been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, including a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses during sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of 30 days, before being fully absorbed into the body.

•	Conducting a clinical trial designed to demonstrate the benefit of PROPEL mini when placed in the frontal sinuses during surgery and to support an expanded indication for this approved product.

•	Conducting clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE device is designed to be implanted in the sinus in a procedure conducted in the physician’s office as an alternative to revision surgery. We have completed three studies of RESOLVE in a total of 117 patients, and are currently conducting the RESOLVE II trial, a phase III double-blinded evaluation enrolling 300 patients to assess the safety and efficacy of the product.

•	Conducting clinical trials of NOVA, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients with primary chronic sinusitis, those that have had not had sinus surgery. NOVA was designed to fit in the ostia of the dependent sinuses following sinus dilation, which is typically performed using a balloon in the physician’s office. We recently completed a 15 patient study to assess the feasibility of implant placement and outcomes measured through three months. Our next step in the development of NOVA is to work with the FDA to align on further clinical trial study design.

We have expanded our sales organization to include 52 territory managers as of December 31, 2014, an expansion of 68% from our 31 territory managers as of December 31, 2013. We intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We have developed a base of recurring revenue that we expect will support future revenue growth, with approximately 85% of our 2014 revenue coming from reordering customers. In addition, we intend to seek to add new physician users and to expand the frequency of use among current users who only use PROPEL for a portion of their surgeries,

In July 2014, we completed our Initial Public Offering, or IPO, by issuing 5,750,000 shares of common stock at an offering price of $11.00 per share, for net proceeds of $55.8 million, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we financed our operations primarily through private placements of our convertible preferred securities and, to a lesser extent, certain debt financing arrangements.

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

Our currently approved products are commonly treated as general supplies utilized in sinus surgery and are paid for as part of the FESS procedure. We believe that establishment of reimbursement codes specific to the use of drug releasing implants for chronic sinusitis is an important factor in expanding access to our products, especially in the physician office setting.

All of our revenue is based in the U.S. and no single customer accounted for more than 10% of our revenue during the years ended December 31, 2014, 2013 and 2012.

Cost of Sales and Gross Profit

We manufacture PROPEL and PROPEL mini at our facility in Menlo Park, California. Cost of sales consists primarily of manufacturing overhead costs, material costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenue to become less significant as our production volume increases. We expect cost of sales to increase in absolute dollars primarily as, and to the extent, our revenue grows.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, and to a lesser extent the implementation of cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. However, our gross margin will likely fluctuate from quarter to quarter.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, information technology, human resource functions and business development. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure to drive and support the anticipated growth in revenue and incur additional legal, accounting, insurance and other professional service fees associated with being a public company.

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

Results of Operations

	Fiscal Years Ended December 31,
	2014	2013	2012
Revenue	$38,587	$17,931	$5,863
Cost of sales	10,223	8,150	3,837

Gross profit	28,364	9,781	2,026
Gross margin	74%	55%	35%
Operating expenses:
Selling, general and administrative	36,111	18,229	9,251
Research and development	10,331	9,518	9,260

Total operating expenses	46,442	27,747	18,511

Loss from operations	(18,078)	(17,966)	(16,485)
Interest and other income (expense), net	(284)	(403)	120

Net loss	$(18,362)	$(18,369)	$(16,365)

Comparison of Years Ended December 31, 2014 and 2013

Revenue

Revenue increased $20.7 million, or 115%, to $38.6 million during the year ended December 31, 2014, compared to $17.9 million during the year ended December 31, 2013. The growth in revenue was attributable to an increase in unit sales of PROPEL and PROPEL mini from 25,600 units to 54,900 units, or 114%. Our average selling price per unit was consistent for all periods presented. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations.

Cost of Sales and Gross Margin

Cost of sales increased $2.0 million, or 25%, to $10.2 million during the year ended December 31, 2014, compared to $8.2 million during the year ended December 31, 2013. The increase in cost of sales was primarily attributable to the growth in the number of PROPEL and PROPEL mini units sold. In addition, cost of sales incurred during the year ended December 31, 2013, included a charge of $0.8 million for expenses associated with establishing and qualifying our new manufacturing facility in Menlo Park, California and $0.5 million related to a packaging issue.

Gross margin for the year ended December 31, 2014, increased to 74%, compared to 55% for the year ended December 31, 2013. The increase in gross margin was primarily due to the growth in unit sales during the year ended December 31, 2014, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, and the impact of the qualification of our new facility and the charge related to a packaging issue during the year ended December 31, 2013. The fixed portion of our manufacturing overhead allows our costs of sales to grow at a slower rate than our revenue.

Selling, General and Administrative Expenses

SG&A expenses increased $17.9 million, or 98%, to $36.1 million during the year ended December 31, 2014, compared to $18.2 million during the year ended December 31, 2013. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL mini. The primary driver of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $14.0 million, as we increased headcount to 97 as of December 31, 2014, compared to 55 at December 31, 2013. In addition, other SG&A expenses increased $3.9 million, primarily due to an increase in headcount and expenses associated with being a public company.

Research and Development Expenses

R&D expenses increased $0.8 million, or 9%, to $10.3 million during the year ended December 31, 2014, compared to $9.5 million during the year ended December 31, 2013. The increase in R&D expenses was primarily due to an increase in personnel costs as we increased headcount.

Interest and Other Income (Expense), Net

Interest and other expense, net, decreased $0.1 million to $0.3 million during the year ended December 31, 2014, compared to $0.4 million during the year ended December 31, 2013. The changes in interest and other expense, net were primarily attributable to the fair value adjustments of the convertible preferred stock financing option and preferred stock warrants. The preferred stock warrants were converted to common stock warrants upon the completion of our IPO in July 2014, and are no longer required to be marked-to-market at each reporting period.

Comparison of Years Ended December 31, 2013 and 2012

Revenue

Revenue increased $12.0 million, or 206%, to $17.9 million during the year ended December 31, 2013, compared to $5.9 million during the year ended December 31, 2012. The growth in revenue was attributable to an increase in unit sales of PROPEL and PROPEL mini from 8,400 units to 25,600 units, or 205%. Our average selling price per unit was consistent for both periods. The increase in units was driven by the increased commercialization of PROPEL and the introduction of PROPEL mini in late 2012, supported by an expansion of our sales, marketing and reimbursement organizations.

Cost of Sales and Gross Margin

Cost of sales increased $4.4 million, or 112%, to $8.2 million during the year ended December 31, 2013, compared to $3.8 million during the year ended December 31, 2012. The increase in cost of sales was primarily attributable to the growth in the number of PROPEL and PROPEL mini units sold, partially offset by a decrease of $0.6 million for expenses associated with establishing and qualifying our new manufacturing facility in Menlo Park, California.

Gross margin for the year ended December 31, 2013, increased to 55%, compared to 35% for the year ended December 31, 2012. The increase in gross margin was primarily due to the growth in unit sales which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, partially offset by the impact of the completion of the qualification of our Menlo Park facility and the charge related to the packaging issue. The fixed portion of our cost of sales allows our cost of sales to grow at a slower rate than our revenue.

Selling, General and Administrative Expenses

SG&A expenses increased $8.9 million, or 97%, to $18.2 million during the year ended December 31, 2013, compared to $9.3 million during the year ended December 31, 2012. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the commercialization of PROPEL and PROPEL mini. The primary driver of this increase was employee-related expenses of our sales, marketing and reimbursement organizations, which increased $8.3 million as we increased headcount to 55 as of December 31, 2013, compared to 21 at December 31, 2012. In addition, other SG&A expenses increased $0.7 million primarily due to the newly enacted medical device tax.

Research and Development Expenses

R&D expenses increased $0.2 million, or 3%, to $9.5 million during the year ended December 31, 2013, compared to $9.3 million during the year ended December 31, 2012. The increase in R&D expenses was primarily due to an increase of $1.9 million in clinical trial costs for the evaluation of our steroid releasing implant for refractory disease for use in the physician office setting. This was partially offset by a decrease of $1.0 million in development costs as that product transitioned into clinical trials and a decrease of $0.6 million in quality assurance costs allocated to R&D programs.

Interest and Other Income (Expense), Net

Interest and other income, net, decreased $0.5 million to an expense of $0.4 million during the year ended December 31, 2013, compared to an income of $0.1 million during the year ended December 31, 2012. The decrease in interest and other income, net was primarily attributable to a fair value adjustments of the preferred stock financing option in connection with our Series D convertible preferred stock financing, the fair value adjustment of the preferred stock warrants, which are accounted for as liabilities and marked-to-market at each reporting period, and interest expense related to our debt financing arrangements.

Liquidity and Capital Resources

Overview

As of December 31, 2014, we had cash, cash equivalents and short-term investments of $48.4 million and an accumulated deficit of $96.6 million, compared to cash and cash equivalents of $12.3 million and an accumulated deficit of $78.3 million as of December 31, 2013. In July 2014, we completed our IPO, issuing

5,750,000 shares of common stock at an offering price of $11.00 per share yielding net proceeds of $55.8 million after deducting underwriting discounts and commissions and offering expenses. Our primary sources of capital prior to our IPO were from private placements of convertible preferred securities and debt financing. To date, we have raised $91.4 million from private placements of convertible preferred securities from our investors.

Cash Flows

	Fiscal Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,954)	$(19,101)	$(16,148)
Investing activities	(35,519)	(467)	5,956
Financing activities	54,582	29,802	2,302

Net increase (decrease) in cash and cash equivalents	$1,109	$10,234	$(7,890)

Net cash Used in Operating Activities

During the year ended December 31, 2014, net cash used in operating activities was $18.0 million, consisting primarily of a net loss of $18.4 million and an increase in net operating assets of $2.2 million, partially offset by non-cash charges of $2.6 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations resulting in an increase in accounts receivable, partially offset by an increase in accrued compensation. The non-cash charges primarily consisted of stock-based compensation expense, depreciation and amortization and the change in fair value of convertible preferred stock warrants. As of December 31, 2014 and 2013, 86% and 87%, respectively, of accounts receivable was less than 60 days old.

Net cash used in operating activities during the year ended December 31, 2013, was $19.1 million, consisting primarily of a net loss of $18.4 million and an increase in net operating assets of $2.1 million, partially offset by non-cash charges of $1.4 million. The cash used in operations was primarily due to the expansion our sales, marketing and reimbursement organizations to support the ongoing commercialization of PROPEL and PROPEL mini resulting in increases in accounts receivable and inventory, partially offset by an increase in accrued compensation due to the growth in our sales, marketing and reimbursement organizations. Non-cash charges consisted primarily of depreciation and stock-based compensation.

Net cash used in operating activities during the year ended December 31, 2012, was $16.1 million, consisting primarily of a net loss of $16.4 million and an increase in net operating assets of $0.4 million, partially offset by non-cash charges of $0.6 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory as we accelerated our commercial launch of PROPEL and introduced PROPEL mini, partially offset by an increase in accrued compensation related to expansion of our sales, marketing and reimbursement organizations. Non-cash charges consisted primarily of depreciation and stock-based compensation.

Net Cash (Used in) Provided by Investing Activities

During the year ended December 31, 2014, net cash used in investing activities was $35.5 million, consisting of purchases of short-term investments, available-for-sale, of $35.1 million and property and equipment of $0.4 million.

Net cash used in investing activities during the year ended December 31, 2013, was $0.5 million, consisting of purchases of property and equipment.

Net cash provided by investing activities during the year ended December 31, 2012, was $6.0 million, consisting primarily of net proceeds from short-term investments of $7.3 million, partially offset by purchases of property and equipment of $1.4 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2014, net cash provided by financing activities was $54.6 million, consisting primarily of net proceeds from our IPO of $55.8 million, partially offset by the repayments in full of our equipment loan and capital lease of $1.5 million.

Net cash provided by financing activities during the year ended December 31, 2013, was $29.8 million, consisting primarily of net proceeds from the issuance of our Series D convertible preferred stock of $30.1 million.

Net cash provided by financing activities during the year ended December 31, 2012, was $2.3 million, primarily from proceeds of a $2.0 million equipment loan.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of December 31, 2014, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets out, as of December 31, 2014, our contractual obligations due by period.

	Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations	$645	$3,030	$3,205	$685	$7,565
Purchase commitments	724	56	—	—	780

	$1,369	$3,086	$3,205	$685	$8,345

Our contractual obligations as of December 31, 2014, have not significantly changed from contractual obligations of $1.8 million as of December 31, 2013.

Related Parties

For a description of our related party transactions, see Note 14 of our Financial Statements included in this Annual Report.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in Note 2 of our Financial Statements included in this Annual Report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition

We derive revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or there is no further obligation, pricing is fixed or determinable and collection is reasonably assured. We must make significant assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. If collectability is not assured at the time of shipment, we defer revenue until such criteria have been met. In general, our standard terms and conditions of sale do not allow for product returns. We expense shipping and handling costs as incurred and include them in the cost of sales. In those cases where we bill shipping and handling costs to customers, we classify the amounts billed as a component of revenue.

Common Stock Valuation and Stock-based Compensation

We maintain an equity incentive plan to provide long-term incentive for employees, consultants and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.

We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees, consultants and directors. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss and is based on awards ultimately expected to vest, therefore the amount of expense has been reduced for estimated forfeitures. We use the straight-line method for expense attribution, except for awards issued with performance-based conditions which require an accelerated attribution method over the requisite performance and service periods.

The valuation model we use for calculating the fair value of awards for stock-based compensation expense is the Black-Scholes option-pricing model, or the Black-Scholes model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term weighted average period of time that the options granted are expected to be outstanding, the volatility of common stock and an assumed risk-free interest rate.

Following our IPO on July 23, 2014, the fair market value of our common stock is determined based on the closing price of our common stock on The NASDAQ Global Market. Prior to our IPO, the fair value of the shares of our common stock underlying the stock options had historically been determined by our board of directors. Because there was no public market for our common stock, our board of directors had determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of our convertible preferred stock, our operating and financial performance and the general and industry-specific economic outlook.

Convertible Preferred Stock Warrant Liability

For a warrant classified as a derivative liability, we recorded the fair value of that warrant on the balance sheet at the inception of such classification and adjusted to fair value at each financial reporting date. We recorded the changes in the fair value of the warrants in the statements of operations and comprehensive loss as a component of interest and other income or expense as appropriate. We continued to adjust the carrying value of the convertible preferred stock warrant liability for changes in the fair value of the warrants until the earlier of: the exercise of the warrants, at which time we reclassified the liability to temporary equity; the conversion of the underlying preferred stock into common stock, at which time we reclassified the liability to stockholders’ equity; or the expiration of the warrant, at which time we reversed the entire amount and reflect it in the statements of operations and comprehensive loss. Our assumptions with regard to the warrant valuation were based on estimates of the valuation of the underlying preferred stock, volatility, interest rate and such estimates could have varied significantly. In connection with our IPO in July 2014, the warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.4 million to additional paid-in capital.

Convertible Preferred Stock Financing Option

For freestanding options to purchase a future round of financing, we determined the fair value of that option based on the underlying estimated future fair value of the convertible preferred stock, the timing of when such obligation would have been satisfied, the discount factor applied based on the timing of the satisfaction of the obligation and the probability that the obligation would have been satisfied. In February 2013, we recorded the initial fair value of the series D convertible preferred stock financing option liability on the balance sheet at its inception and adjusted it to fair value at each financial reporting date. We recorded the changes in fair value in the statement of operations and comprehensive loss as a component of interest and other expense until it was exercised in October 2013. The assumptions used in determining the fair value of the obligation required significant judgment.

Recent Accounting Pronouncements

Please see Note 2 to the Financial Statements included in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of December 31, 2014, we had cash, cash equivalents and short-term investments of $48.4 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at December 31, 2014, would not have a material effect on our financial position, results of operations or cash flows. We did not have any short-term investments at December 31, 2013.

Credit Risk

As of December 31, 2014, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us. As of December 31, 2013, our cash and cash equivalents were maintained with one financial institution in the United States.

Our accounts receivable primarily relate to revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. As of December 31, 2014 and 2013, no single customer represented more than 10% of our accounts receivable.

Foreign Currency Risk

Our business is conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Item 8.	Financial Statements and Supplementary Data

Please see the Financial Statements included in this Annual Report on Form 10-K, beginning on Page F-l following the signature page to this Form 10-K, which are incorporated by reference here.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from our Definitive Proxy Statement, relating to our 2015 Annual Meeting of Stockholders to be held on June 4, 2015, pursuant to Regulation 14A of the Exchange Act, or Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2014.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Proxy Statement under the headings “Election of Directors,” “Board Committees and Meetings,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our written Code of Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at www.intersectent.com in the Investors section under “Corporate Governance.” Changes to or waivers of the Code of Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Ethics by disclosing such information on the same website.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Non-Employee Board Members.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Election of Directors,” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of the Proxy Statement under the heading “Principal Accountant Fees and Services.”

With the exception of the information specifically incorporated by reference in Part III to this Annual Report from our Proxy Statement, our Proxy Statement shall not be deemed to be filed as part of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The Financial Statements of the Company are included herein as required under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. See Index to Financial Statements on page F-l.

(2) Financial Statement Schedule

For the three fiscal years ended December 31, 2014 — Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

See Part IV, Item 15(b) below.

(b) The following exhibits are filed or incorporated by reference into this Annual Report:

The Exhibit Index to this Annual Report on Form 10-K, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intersect ENT, Inc.

Date: March 11, 2015	By:	/S/ LISA D. EARNHARDT
Lisa D. Earnhardt President and Chief Executive Officer

Date: March 11, 2015	By:	/S/ JERYL L. HILLEMAN
Jeryl L. Hilleman Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lisa D. Earnhardt and Jeryl L. Hilleman, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ LISA D. EARNHARDT Lisa D. Earnhardt	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2015

/S/ JERYL L. HILLEMAN Jeryl L. Hilleman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2015

/S/ CASPER L. DE CLERCQ Casper L. de Clercq	Director	March 11, 2015

/S/ CYNTHIA L. LUCCHESE Cynthia L. Lucchese	Director	March 11, 2015

/S/ DANA G. MEAD, JR. Dana G. Mead, Jr.	Director	March 11, 2015

/S/ FREDERIC H. MOLL Frederic H. Moll	Director	March 11, 2015

/S/ CASEY M. TANSEY Casey M. Tansey	Director	March 11, 2015

INTERSECT ENT, INC.

Index to Financial Statements

For the Three Fiscal Years Ended

December  31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Intersect ENT, Inc.

We have audited the accompanying balance sheets of Intersect ENT, Inc. as of December 31, 2014, and 2013, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intersect ENT, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

San Jose, California

March 11, 2015

INTERSECT ENT, INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$13,403	$12,294
Short-term investments, available-for-sale	35,040	—
Accounts receivable, net	8,337	4,200
Inventory	2,547	2,197
Prepaid expenses and other current assets	951	511

Total current assets	60,278	19,202
Property and equipment, net	1,474	1,707
Other non-current assets	1,201	126

Total assets	$62,953	$21,035

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,128	$1,451
Accrued compensation	5,085	2,955
Equipment loans – current portion	—	696
Convertible preferred stock warrant liability	—	237
Other current liabilities	898	745

Total current liabilities	8,111	6,084
Equipment loans – non-current portion	—	756
Deferred rent	1,030	52

Total liabilities	9,141	6,892
Commitments and contingencies (note 11)
Convertible preferred stock issuable in series, $0.001 par value;
Authorized shares: none at December 31, 2014 and 15,907 at December 31, 2013;
Issued and outstanding shares: none at December 31, 2014 and 15,701 at December 31, 2013	—	90,760
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at December 31, 2014 and none at December 31, 2013;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at December 31, 2014 and 2013;
Issued and outstanding shares: 23,379 and 1,762 at December 31, 2014 and 2013, respectively	23	2
Additional paid-in capital	150,410	1,859
Note receivable from related party	—	(219)
Accumulated deficit	(96,621)	(78,259)

Total stockholders’ equity (deficit)	53,812	(76,617)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$62,953	$21,035

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Fiscal Years Ended December 31,
	2014	2013	2012
Revenue	$38,587	$17,931	$5,863
Cost of sales	10,223	8,150	3,837

Gross profit	28,364	9,781	2,026
Operating expenses:
Selling, general and administrative	36,111	18,229	9,251
Research and development	10,331	9,518	9,260

Total operating expenses	46,442	27,747	18,511

Loss from operations	(18,078)	(17,966)	(16,485)
Interest and other income	125	86	156
Interest and other expense	(409)	(489)	(36)

Net loss	$(18,362)	$(18,369)	$(16,365)

Other comprehensive income:
Unrealized gain on short-term investments	—	—	7

Comprehensive loss	$(18,362)	$(18,369)	$(16,358)

Net loss per share, basic and diluted	$(1.61)	$(12.57)	$(16.38)

Weighted average common shares used to compute net loss per share, basic and diluted	11,384	1,461	999

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Related Party	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	11,226	$60,107	907	$1	$928	$—	$(7)	$(43,525)	$(42,603)
Issuance of Series A convertible preferred stock upon exercise of warrants	57	213	—	—	—	—	—	—	—
Issuance common stock upon exercise of stock options	—	—	115	—	89	—	—	—	89
Stock-based compensation expense	—	—	—	—	152	—	—	—	152
Unrealized gain on short-term investments	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	(16,365)	(16,365)

Balance at December 31, 2012	11,283	60,320	1,022	1	1,169	—	—	(59,890)	(58,720)
Issuance of Series A convertible preferred stock upon exercise of warrants	22	82	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of issuance cost and preferred stock financing option	4,396	30,358	—	—	—	—	—	—	—
Issuance common stock upon exercise of stock options	—	—	740	1	364	—	—	—	365
Note receivable from related party	—	—	—	—	—	(275)	—	—	(275)
Stock-based compensation expense	—	—	—	—	326	56	—	—	382
Net loss	—	—	—	—	—	—	—	(18,369)	(18,369)

Balance at December 31, 2013	15,701	90,760	1,762	2	1,859	(219)	—	(78,259)	(76,617)
Issuance of Series A convertible preferred stock upon exercise of warrants	3	29	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(15,704)	(90,789)	15,704	16	90,773	—	—	—	90,789
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	406	—	—	—	406
Issuance common stock upon initial public offering, net of issuance costs	—	—	5,750	5	55,797	—	—	—	55,802
Issuance common stock upon exercise of stock options	—	—	163	—	244	—	—	—	244
Stock-based compensation expense	—	—	—	—	1,358	192	—	—	1,550
Reclass upon forgiveness of note receivable from related party	—	—	—	—	(27)	27	—	—	—
Net loss	—	—	—	—	—	—	—	(18,362)	(18,362)

Balance at December 31, 2014	—	$—	23,379	$23	$150,410	$—	$—	$(96,621)	$53,812

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(18,362)	$(18,369)	$(16,365)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	583	505	351
Stock-based compensation expense	1,550	382	152
Amortization of net investment premium paid	112	—	83
Change in fair value of convertible preferred stock warrants	198	134	(128)
Change in fair value of convertible preferred stock financing option	—	212	—
Forgiveness of notes receivable from related party	100	100	116
Loss on disposal of fixed assets	52	26	33
Changes in operating assets and liabilities:
Accounts receivable, net	(4,137)	(2,901)	(1,011)
Inventory	(350)	(822)	(1,004)
Prepaid expenses and other current assets	(541)	3	(241)
Other non-current assets	(167)	(2)	(90)
Accounts payable	645	360	331
Accrued compensation	2,130	1,051	1,271
Other current liabilities and deferred rent	233	220	354

Net cash used in operating activities	(17,954)	(19,101)	(16,148)
Investing activities:
Purchases of short-term investments	(35,152)	—	(1,324)
Sales of short-term investments	—	—	8,622
Purchases of property and equipment	(367)	(467)	(1,413)
Other investing activities	—	—	71

Net cash (used in) provided by investing activities	(35,519)	(467)	5,956
Financing activities:
Proceeds from issuance of common stock	232	122	89
Proceeds from equipment loan	—	—	2,000
Proceeds from capital lease financing	—	106	—
Repayments related to equipment loans	(1,365)	(636)	—
Repayments related to capital lease financing	(87)	(18)	—
Proceeds from initial public offering, net of issuance costs	55,802	—	—
Proceeds from the exercise of Series A convertible preferred warrants	—	82	213
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	30,146	—

Net cash provided by financing activities	54,582	29,802	2,302

Net increase (decrease) in cash and cash equivalents	1,109	10,234	(7,890)
Cash and cash equivalents:
Beginning of the period	12,294	2,060	9,950

End of the period	$13,403	$12,294	$2,060

Non-cash investing activities:
Lessor funded building improvements	$961	$—	$—
Property and equipment included in accounts payable	33	17	—
Notes issued to related party for the exercise of stock options	—	500	—
Warrants issued for growth capital facility	—	10	—
Supplemental cash flow information:
Interest paid	$53	$93	$—

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

Description of Business

Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. The Company’s sole commercial products are the PROPEL and PROPEL mini drug releasing implants for patients undergoing sinus surgery to treat chronic sinusitis. The Company received approval from the U.S. Food and Drug Administration (“FDA”) for PROPEL in August 2011 and for PROPEL mini in November 2012. In the first half of 2013, the Company began scaling its U.S. direct commercial presence and currently markets its products only in the United States.

Liquidity and Business Risks

As of December 31, 2014, the Company had cash, cash equivalents and short-term investments of $48.4 million, and an accumulated deficit of $96.6 million. In July 2014 the Company completed its initial public offering (“IPO”) by issuing 5,750,000 shares of common stock at an offering price of $11.00 per share, for net proceeds of $55.8 million, after deducting underwriting discounts and commissions and offering expenses. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation, the valuations of the convertible preferred stock warrant liability, convertible preferred stock financing option, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities, readily convertible to cash, that mature within 90 days or less from the date of purchase to be cash equivalents.

Short-term Investments, Available-for-Sale

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

Level 1	—	Observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Include other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3	—	Unobservable inputs that are supported by little or no market activities, which would require the Company to develop its own assumptions.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	December 31,
	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$1,971	$—	$—	$1,971	$1,076	$—	$—	$1,076
Money market funds	11,432	—	—	11,432	11,218	—	—	11,218
Corporate debt securities	—	28,790	—	28,790	—	—	—	—
Commercial paper	—	6,250	—	6,250	—	—	—	—

	$13,403	$35,040	$—	$48,443	$12,294	$—	$—	$12,294

Reported as:
Cash and cash equivalents				$13,403				$12,294
Short-term investments, available-for-sale				35,040				—

				$48,443				$12,294

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2014 and 2013.

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

	Fiscal Years Ended December 31,
	2014	2013	2012
Beginning of the period	$237	$93	$221
Issued	—	10	—
Exercised	(29)	—	—
Reclassified to equity (1)	(406)	—	—
Change in fair value	198	134	(128)

End of the period	$—	$237	$93

(1)	In connection with the Company’s IPO in July 2014, warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability to additional paid-in capital.

The fair value of the convertible preferred stock warrants was determined using the option pricing method, the probability weighted expected return method or Black-Scholes option pricing model using the following assumptions:

	Fiscal Years Ended December 31,
	2014	2013	2012
Expected life (years)	2.0	2.0	3.0
Expected volatility	46%	45%	58%
Risk-free interest rate	0.5%	0.4%	0.4%
Dividend yield	0.0%	0.0%	0.0%

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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock financing option, which represents financial instruments with valuations classified as Level 3 (in thousands):

	Fiscal Years Ended December 31,
	2014	2013	2012
Beginning of the period	$—	$—	$—
Issued	—	885	—
Exercised	—	(1,097)	—
Change in fair value	—	212	—

End of the period	$—	$—	$—

The fair value of the convertible preferred stock financing liability was determined using the present value methodology with the following assumptions which are categorized as Level 3:

	February 2013	October 2013
Total consideration per share	$1.72	$1.72
Additional investment per share	1.72	1.72
Discount rate	20.0%	20.0%
Probability of achievement	95.0%	95.0%
Years until milestone achieved	0.5	0.7

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term investments and accounts receivable. The Company believes that the credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on accounts receivable have historically been within management’s expectations.

The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings, as well as corporate debt or commercial paper issued by the highest quality financial and non-financial companies, and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded on the balance sheets. However, as of December 31, 2014 and 2013, the Company has limited its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated investments.

Allowance for Doubtful Accounts

The Company will provide for uncollectible accounts receivable by recording an allowance for doubtful accounts for accounts receivable deemed uncollectible. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial downgrading of credit ratings), the Company records a specific allowance for bad debts against amounts due to reduce the carrying amount of accounts receivable to the amount it reasonably believes will be collected.

If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimates of the recoverability of the amounts due could be reduced by a significant amount. Based on the high creditworthiness of the customers that the Company sells to, the Company has experienced no significant collection issues. Therefore, the Company does not have an allowance for doubtful accounts established as of December 31, 2014 and 2013.

Inventory

Inventory is valued at the lower of cost or market, computed on a first-in, first out basis, or net realizable value. The Company estimates the recoverability of its inventory by reference to internal estimates of future demands and product life cycles, including expiration of inventory prior to sale.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Amortization of assets under capital leases is included in depreciation and amortization expense. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-lived Assets

Long-lived assets consists primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. Since inception, the Company has not recorded impairment charges on long-lived assets.

Convertible Preferred Stock Warrant Liability

For a warrant classified as a derivative liability, the fair value of that warrant was recorded on the balance sheet at the inception of such classification and adjusted to fair value at each financial reporting date. The changes in the fair value of the warrants were recorded in the statement of operations and comprehensive loss as a component of interest and other income or expense, as appropriate. The Company continued to adjust the carrying value of the convertible preferred stock warrant liability for changes in the fair value of the warrants until the earlier of: the exercise of the warrants, at which time the liability was reclassified to temporary equity; the conversion of the underlying convertible preferred stock into common stock, at which time the liability was reclassified to stockholders’ equity (deficit); or the expiration of the warrant, at which time the entire amount would have been reversed and reflected in the statement of operations and comprehensive loss. In connection with the Company’s IPO in July 2014, the warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.4 million to additional paid-in capital.

Convertible Preferred Stock Financing Option

For a freestanding option to purchase in a future round of financing, the fair value of that option was recorded on the balance sheet at the inception of such classification and adjusted to fair value at each financial reporting date. The change in the fair value of the convertible preferred stock financing option was recorded in the statement of operations and comprehensive loss as a component of interest and other income or expense, as appropriate. The Company adjusted the carrying value of the convertible preferred stock financing option liability for changes in the fair value of the option and continued to do so until the earlier of when the convertible preferred stock financing option was exercised or expired.

Revenue Recognition

Revenue is derived from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or there is no further obligation, pricing is fixed or determinable and collection is reasonably assured. The Company must make significant assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. If collectability is not assured at the time of shipment, the Company defers revenue until such criteria have been met. In general, the Company’s standard terms and conditions of sale do not allow for product returns. The Company expenses shipping and handling costs as incurred and includes them in the cost of sales. In those cases where shipping and handling costs are billed to customers, the Company classifies the amounts billed as a component of revenue.

Cost of Sales

Cost of sales consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of the Company’s cost of sales currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of sales also includes depreciation expense for production equipment and certain direct costs such as shipping costs.

Research and Development

Research and development expenses consist primarily of product development, clinical and regulatory affairs, consulting services and other costs associated with products and technologies in development. These expenses include employee compensation, stock-based compensation, supplies, quality assurance and related travel and facility costs. Clinical expenses include clinical trial design, clinical site reimbursement, data management and travel expenses, and the cost of manufacturing products for clinical trials.

Common Stock Valuation and Stock-based Compensation

The Company maintains a payment equity incentive plan to provide long-term incentives for employees, consultants and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.

The Company is required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors, including employee stock options. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss and is based on awards ultimately expected to vest, therefore the amount of expense has been reduced for estimated forfeitures. The Company uses the straight-line method for expense attribution, except for awards issued with performance-based conditions which require an accelerated attribution method over the requisite performance and service periods.

Under the applicable accounting guidance for equity incentive awards issued to non-employees, the date at which the fair value of such awards is measured is equal to the earlier of: 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached; or 2) the date at which the counterparty’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee awards in the statements of operations and comprehensive loss. The fair value of options granted to non-employees is remeasured as the options vest.

The valuation model used for calculating the fair value of awards for stock-based compensation expense is the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of common stock and an assumed risk-free interest rate. The Company uses the “simplified method” to determine the expected term of the stock option. Volatility is based on an average of the historical volatilities of the common stock of publicly-traded companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. Since stock-based compensation expense is based on awards ultimately expected to vest, potential forfeitures are estimated based on the Company’s historical forfeiture experience and an analysis of similar companies. To the extent actual forfeitures differ from the estimates, the Company records the difference as a cumulative adjustment in the period that the estimates are revised.

Deferred Rent

Rent expense is recognized on a straight-line basis over the non-cancelable term of the Company’s operating lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. The Company also records lessor-funded lease incentives, such as leasehold improvements, as a deferred rent liability, which is amortized as a reduction of rent expense over the non-cancelable term of its operating lease.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $0.1 million, $46,000 and $23,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Currently, the Company has recorded a full valuation allowance against its deferred tax assets and there is no provision for income taxes, as the Company has incurred operating losses to date. The Company’s policy is to record interest and penalties expense related to uncertain tax positions as “other expense” in the statement of operations.

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

Net loss per share was determined as follows (in thousands, except per share amounts):

	Fiscal Years Ended December 31,
	2014	2013	2012
Net loss	$(18,362)	$(18,369)	$(16,365)

Weighted average common stock outstanding (1)	11,384	1,461	999

Net loss per share, basic and diluted	$(1.61)	$(12.57)	$(16.38)

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into 15,703,875 shares of common stock on a one-for-one basis.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported, in common stock equivalent shares (in thousands):

	December 31,
	2014	2013	2012
Convertible preferred stock outstanding (1)	—	15,701	11,283
Convertible preferred stock warrants (1)	—	57	74
Common stock warrants	66	—	—
Common stock options	2,458	1,928	1,594

	2,524	17,686	12,951

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into 15,703,875 shares of common stock and the convertible preferred stock warrants were converted into common stock warrants, both on a one-for-one basis.

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on short-term investments, available-for-sale. Accumulated other comprehensive income (loss) is presented in the accompanying balance sheets, when applicable.

Segment, Geographical and Customer Concentration

The Company operates in one segment. All of the Company’s assets and revenue are based in the U.S. No single customer accounted for more than 10% of its revenue during the years ended December 31, 2014, 2013 and 2012, and no single customer accounted for more than 10% of its accounts receivable at December 31, 2014 and 2013.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that, in connection with preparing financial statements for each annual and interim reporting period, the Company should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the date that the financial statements are available to be issued. If the Company identifies conditions or events that raise substantial doubt about its ability to continue as a going concern, the Company should disclose how it plans are intended to mitigate or alleviate those relevant conditions or events raising substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for all entities with annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

3.	Composition of Certain Financial Statement Items

Inventory (in thousands):

	December 31,
	2014	2013
Raw materials	$761	$472
Work-in-process	141	241
Finished goods	1,645	1,484

	$2,547	$2,197

Property and Equipment (in thousands):

	December 31,
	2014	2013
Computer equipment and software	$546	$398
Furniture and office equipment	158	252
Laboratory equipment	2,276	2,262
Leasehold improvements	128	124

	3,108	3,036
Less: accumulated depreciation and amortization	(1,634)	(1,329)

	$1,474	$1,707

Depreciation and capital lease amortization expenses was $0.6 million and $0.5 million during the years ended December 31, 2014 and 2013, respectively.

Other Current Liabilities (in thousands):

	December 31,
	2014	2013
Manufacturing expenses	$328	$213
Deferred gross margin	137	54
Other	433	478

	$898	$745

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	December 31,
	2014				2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$1,971	$—	$—	$1,971	$1,076	$—	$—	$1,076
Money market funds	11,432	—	—	11,432	11,218	—	—	11,218
Corporate debt securities	28,797	3	(10)	28,790	—	—	—	—
Commercial paper	6,243	7	—	6,250	—	—	—	—

	$48,443	$10	$(10)	$48,443	$12,294	$—	$—	$12,294

Reported as:
Cash and cash equivalents				$13,403				$12,294
Short-term investments, available-for-sale				35,040				—

				$48,443				$12,294

Management has the intent and ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying balance sheets. As of December 31, 2014 and 2013, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the years ended December 31, 2014, 2013 and 2012. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

In addition, the Company issued a warrant to SVB to purchase up to 20,313 shares of the Company’s Series D convertible preferred stock for an aggregate exercise price of 0.5% of the total growth capital facility commitment, or $40,000. Following any draw-downs under the growth capital facility, the warrant would have become exercisable for additional shares of Series D convertible preferred stock equal to 1.25% of the advanced amounts under tranche one and two divided by $6.89. The initial value of the warrants issued was $10,000 and has been recognized as convertible preferred stock warrant liability and interest expense. In connection with the IPO, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock and any additional warrants that would have become exercisable under the terms of the Loan Agreement would have been exercisable for common stock. As of December 31, 2014, this warrant was exercisable for 5,803 shares of the Company’s common stock at an exercise price of $6.89 per share.

The $4.0 million revolving accounts receivable line of credit would have expired in August 2016. Advances would have been made for up to 80% of eligible accounts receivable. An annual loan fee of 0.75% would have been paid at the beginning of each of the three years. The interest would have been the greater of 4.25% or SVB Prime Rate plus 0.25%.

6.	Equipment Loans

In September 2012, the Company entered into an equipment loan with an aggregate principal amount of $2.0 million, all of which was drawn down in December 2012. Payments were to be made in monthly installments over a 36-month period with an annual interest rate of 5.1%. A total of $36,000, $0.1 million and $4,000 were recorded as interest expense during the years ended December 31, 2014, 2013 and 2012, respectively. The amount outstanding under this loan at December 31, 2013 was $1.4 million. In August 2014, the amount outstanding under this equipment loan of $0.9 million was fully repaid.

In April 2013, the Company entered into a capital lease for a principal amount of $0.1 million. Payments were made in monthly installments over a 38-month period with an interest rate of 14.88%. In November 2014, the amount outstanding under this equipment loan of $59,000 was fully repaid.

7.	Convertible Preferred Stock Warrant Liability

As of December 31, 2014 and 2013, the following warrants to purchase shares of convertible preferred stock were outstanding and exercisable (in thousands, except share and per share data):

Dates		In Connection With	Series	Exercise Price	Warrants Outstanding at December 31,		Initial Value	Fair Value at December 31,
Issuance	Expiration				2014	2013		2014 (1)	2013
Mar 2007	Mar 2014	Equipment loan	A	$3.68	—	4,076	$4	$—	$17
Nov 2007	Nov 2017	Venture loan	A	$3.68	47,554	47,554	63	—	200
Aug 2013	Aug 2023	Loan Agreement	D	$6.89	5,803	5,803	10	—	20

					53,357	57,433		$—	$237

(1)	In connection with the Company’s IPO in July 2014, all warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.4 million to additional paid-in capital.

During the year ended December 31, 2014, warrants to purchase 4,076 shares of Series A convertible preferred stock were exercised through a cashless exercise provision. Net shares of 2,431 were issued and the remaining 1,645 shares were withheld for the exercise price. During the year ended December 31, 2013, warrants to purchase 22,418 shares of Series A convertible preferred stock were exercised at a price of $3.68 per share.

In connection with the execution of the Loan Agreement in August 2013, warrants were issued to purchase the Company’s Series D convertible preferred stock. The warrants were exercisable for 5,803 shares of Series D convertible preferred stock at an exercise price of $6.89 per share. In connection with the Company’s IPO in July 2014, these warrants for Series D convertible preferred stock were converted to warrants for common stock. The warrants expire in August 2023 or upon the occurrence of an acquisition of the Company in exchange for cash or marketable securities.

8.	Convertible Preferred Stock

In connection with the Company’s IPO in July 2014, the convertible preferred stock, issuable in series, was converted into 15,703,875 share of common stock on a one-for-one basis, resulting in the reclassification of the related redeemable convertible preferred stock of $90.8 million to common stock and additional paid-in capital.

A summary of the Company’s convertible preferred stock is as follows:

	December 31,
	2014			2013
Series	Shares Authorized	Shares Issued and Outstanding	Carrying Value (in thousands)	Shares Authorized	Shares Issued and Outstanding	Carrying Value (in thousands)
A	—	—	$—	2,796,259	2,744,619	$9,987
B	—	—	—	3,249,662	3,249,657	19,894
C	—	—	—	5,311,401	5,311,395	30,521
D	—	—	—	4,550,000	4,395,773	30,358

	—	—	$—	15,907,322	15,701,444	$90,760

A summary of the Company’s convertible preferred stock terms is as follows:

Series	Liquidation Preference Per Share	8% Dividend Per Share
A	$3.68	$0.2944
B	6.16	0.4928
C	5.84	0.4672
D	6.89	0.5514

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. A redemption event will only occur upon the liquidation or winding up of the Company, a greater than 50% change in control, or sale of substantially all of the assets of the Company. As the redemption event is outside the control of the Company, all shares of convertible preferred stock have been presented outside of permanent equity.

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

Dividends

The holders of Series A, B, C and D convertible preferred stock are entitled to receive dividends (as determined on a per annum basis and on an as-converted basis), from any assets legally available, prior and in preference to any declaration or payment of any dividend to the common stockholders. No dividends other than those payable solely in common stock shall be paid on any common stock, Series A or Series B convertible preferred stock until they are paid on each outstanding share of Series C and D convertible preferred stock. Such dividends are payable when and if declared by the Board of Directors and are not cumulative. No dividends have been declared through the conversion date to common stock upon the effectiveness of the IPO in July 2014.

Liquidation

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (“Liquidation Event”), the holders of Series C and D convertible preferred stock are entitled to receive their liquidation preferences, prior to and in preference of any distribution of any assets of the Company to the holders of common stock, Series A or Series B convertible preferred stock, as adjusted for any stock splits, combinations, reorganizations, or similar transactions, plus any declared and unpaid dividends. If, upon the occurrence of such an event, the proceeds thus distributed among the holders of Series C and D convertible preferred stock shall be insufficient to permit the payment to such holders of the full preferential amounts, then the entire amount legally available for distribution shall be distributed among the holders of Series C and D convertible preferred stock in proportion to the full preferential amount that each such holder is otherwise entitled to receive had such proceeds been available.

After payment in full of the Series C and D convertible preferred stock liquidation preference, Series A and B convertible preferred stock liquidation preferences will be paid, as adjusted for any stock splits, combinations, reorganizations, or similar transactions. If, upon the occurrence of such an event, the proceeds thus distributed among the holders of Series A and B convertible preferred stock shall be insufficient to permit the payment to such holders of the full preferential amounts, then the entire amount legally available for distribution (after payment in full of the Series C and D convertible preferred stock liquidation preference) shall be distributed among the holders of Series A and B convertible preferred stock in proportion to the full preferential amount that each such holder is otherwise entitled to receive had such proceeds been available.

After liquidation preference payments have been made to the holders of the convertible preferred stock as described above, any remaining assets and funds of the Company are to be distributed ratably among the holders of common stock and Series A, B, C and D convertible preferred stock, assuming conversion of all shares of convertible preferred stock.

Prior to the Liquidation Event, the holders of all series of preferred stock may convert their preferred stock to common stock at the then-applicable conversion rate. Distribution of the Company’s assets to the new and existing common stockholders would then be made pro rata according to the number of shares held by each investor.

If convertible preferred stock is not converted to common stock prior to the Liquidation Event, the holders of Series C and D convertible preferred stock are entitled to receive their liquidation preferences, prior to and in preference of distribution of any assets of the Company to the holders of common stock, Series A and Series B convertible preferred stock, by reason of their ownership (as adjusted for any stock splits, combinations, reorganizations, or similar transactions), plus any declared but unpaid dividends on such shares. The holders of Series A and B convertible preferred stock are entitled to receive their liquidation preferences, prior to and in preference of distribution of any assets of the Company to the holders of common stock, by reason of their ownership (as adjusted for any stock splits, combinations, reorganizations, or similar transactions), plus any declared but unpaid dividends on such shares.

Voting

Except as otherwise required by law, the holders of common and convertible preferred stock vote together as a single class. The holders of the convertible preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the convertible preferred stock could be converted on the record date for the vote, or upon the written consent of the stockholders.

Redemption

The convertible preferred shares are not redeemable.

Conversion

Each share of Series A, B, C and D convertible preferred stock, at the option of the holder and at any time after the date of issuance, is convertible into shares of common stock, subject to certain anti-dilution adjustments, in accordance with the conversion formula provided in the Company’s Articles of Incorporation (currently 1-for-1). In the event of a stock split, the conversion price in effect immediately prior to such split will be proportionately decreased. Conversion is automatic at the conversion rate: (1) immediately upon the closing of a firm commitment, underwritten initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, in which the public offering price reflects a pre-money valuation of at least $200.0 million and with net proceeds raised of at least $40.0 million or (2) at the election of the holders of at least 70% of the then outstanding shares of such series of preferred stock, the election of the holders of at least 65% of the Series C convertible preferred stock and the election of the holders of at least 52% of the Series D convertible preferred stock, voting as a separate class. The convertible preferred stock warrants become exercisable for common stock.

9.	Stockholders’ Equity

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

2013 Equity Incentive Plan

The Company ceased making awards under the 2013 Plan upon the effective date of the Company’s IPO. Under the 2013 Plan approved by the Company’s Board of Directors in September 2013, shares of common stock were reserved for the issuance of ISOs, NSOs, stock bonuses and rights to acquire restricted stock to employees, officers, directors and consultants of the Company. There were 10,000 options issued with 100% of the shares vested as of the date of grant during the year ended December 31, 2014 and no options issued with 100% of the shares vested as of the date of grant during the year ended December 31, 2013. Options outstanding under the 2013 Plan will expire upon forfeiture. As of December 31, 2014, 0.6 million options were outstanding under the 2013 Plan.

The 2013 Plan was the successor to the 2003 Equity Incentive Plan (“2003 Plan”) which expired in September 2013. Options outstanding under the 2003 Plan will expire upon forfeiture.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except price data):

	Fiscal Years Ended December 31,
	2014		2013		2012
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	1,928	$1.08	1,594	$0.88	1,425	$0.80
Granted	819	12.88	1,033	1.20	296	1.16
Granted - below fair market value	—	—	94	1.32	—	—
Exercised	(163)	1.42	(740)	0.84	(115)	0.76
Forfeited	(126)	3.86	(53)	1.08	(12)	0.88

Outstanding, end of period	2,458	4.84	1,928	1.08	1,594	0.88

Vested and expected to vest	2,338	4.67	1,752	1.08	1,461	0.84

Exercisable	1,612	2.66	1,314	1.00	1,206	0.80

As of December 31, 2014, the aggregate pre-tax intrinsic value of options outstanding were $33.7 million and options outstanding and exercisable were $25.6 million, and the weighted-average remaining contractual term of options outstanding were 8.0 years and options outstanding and exercisable were 7.5 years. The aggregate pre-tax intrinsic value of options exercised was $1.5 million, $0.3 million and $37,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Early Exercise of Stock Options

Stock options granted under the Plan may provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. During the year ended December 31, 2013, employees exercised options with 69,037 unvested shares. As of December 31, 2014 and 2013, 29,017 and 53,796 shares, respectively, remained subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ service is voluntarily or involuntarily terminated. As of December 31, 2014 and 2013 the related liability was $20,000 and $31,000, respectively.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2014 ESPP will increase automatically each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (2) such lesser number as determined by the Company’s board of directors. As of December 31, 2014, the Company has not implemented the 2014 ESPP.

Reserved Shares

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding shares of preferred stock, warrants, and options granted and available for grant under the equity incentive stock plans.

The number of such shares of common stock reserved for the exercise and issuance of the following warrants, options and shares available for grant under the equity incentive stock plans as of December 31, 2014, are as follows (in thousands):

December 31, 2014
Warrants outstanding	66
Options outstanding	2,458
Available for future grant:
2014 Equity incentive plan	4,434
2014 Employee stock purchase plan	496

7,454

10.	Stock-Based Compensation Expense

Total stock-based compensation recognized, before taxes, during the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Fiscal Years Ended December 31,
	2014	2013	2012
Cost of sales	$49	$21	$10
Selling, general and administrative	1,361	273	103
Research and development	140	88	39

	$1,550	$382	$152

As of December 31, 2014, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2018 related to unvested employee stock-based payment awards is $4.6 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized is 3.2 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

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

As stock-based compensation expense is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Potential forfeitures are estimated based on the Company’s historical forfeiture experience and an analysis of similar companies. To the extent actual forfeitures differ from the estimates, the Company records the difference as a cumulative adjustment in the period that the estimates are revised.

The fair value of options granted to employees or directors during the years ended December 31, 2014, 2013 and 2012, was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Fiscal Years Ended December 31,
	2014	2013	2012
Expected life (years)	6.0	6.0	6.0
Expected volatility	56%	67%	66%
Risk-free interest rate	1.9%	1.6%	0.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value	$6.80	$0.96	$0.68

Option Modification

In April 2013, options held by the President and Chief Executive Officer, Ms. Earnhardt, a related party, were modified to permit exercise with promissory notes of up to $0.5 million. Under the terms of the notes, one quarter of the principal and interest was to be forgiven on each anniversary date of the note as long as Ms. Earnhardt remains the Company’s Chief Executive Officer. In addition, the entire principal and interest of the notes was to be forgiven on the earlier of an initial public offering or the closing of a liquidation event (as defined in the certificate of incorporation), in each case where total proceeds payable to the Company or its stockholders is greater than $200.0 million. The Company had the option to accelerate the maturity date if, at the Company’s reasonable discretion, such acceleration may be necessary due to any applicable law, rule or regulation, including, without limitation, the Sarbanes-Oxley Act of 2002. The economic effect of the modification was equivalent to converting options to purchase 0.6 million shares to a grant of restricted stock with four-year vesting and a contingent vesting acceleration provision. The incremental cost of the modification was $0.3 million, of which $0.2 million and $50,000 was recognized during the years ended December 31, 2014 and 2013, respectively.

In June 2014, the entire principal amount and all accrued and unpaid interest of the loan was forgiven in full. In connection with the forgiveness of the note, the unamortized modification cost relating to the vested options of $0.2 million was immediately recognized. The remaining unamortized modification cost of $0.1 million will be amortized over the remaining vesting period.

11.	Commitments and Contingencies

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

Building Lease

As of December 31, 2014, the Company has one leased facility under an operating lease agreement entered into in March 2012. In December 2014, the operation lease agreement was amended for an additional 17,900 square feet for a total of 50,400 square feet and the expiration was extended to May 31, 2020. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes a renewal provision allowing the Company to extend this lease for an additional three years at 95% of the then-current fair market rental rate. Because of the terms of the amended lease agreement, the Company is the deemed owner, for accounting purposes only, of the building improvements. Accordingly, the Company recorded an asset of $1.0 million, representing the total costs of the building improvements payable by the lessor, the legal owner of the building, with a corresponding offset recorded as deferred rent.

Future minimum annual operating lease payments are as follows (in thousands):

Fiscal Years Ending December 31,
2015	$645
2016	1,494
2017	1,536
2018	1,580
2019	1,625
Thereafter	685

7,565

Rent expense was $1.3 million, $1.4 million and $0.6 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Purchase Commitments

As of December 31, 2014, the Company had commitments to suppliers for purchases totaling $0.8 million.

12.	Employee Retirement Plan

In January 2007, the Company established a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary profit sharing contribution to each eligible employee, subject to limits specified by the IRC, on an annual basis, provided the employee is employed with the Company on the last day of the plan year which is December 31. In addition, the Company may also make a matching contribution of up to 3% of an employee’s eligible compensation on a quarterly basis. The Company’s contributions will vest 25% per year over four years. As of December 31, 2014, the Company has not made any profit sharing or matching contributions.

13.	Income Taxes

The Company has a history of losses and therefore has made no provision for income taxes. All losses result from domestic operations.

The amount computed by applying the federal statutory rate to income before taxes reconciles to the provision for income taxes is as follows (in thousands):

	Fiscal Years Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	$(6,243)	$(6,245)	$(5,564)
State, net of federal benefit	(1,264)	(826)	(1,131)
Permanent items	515	368	59
R&D tax credit	(315)	(584)	—
Other	12	(2)	(3)
Change in valuation allowance	7,295	7,289	6,639

	$—	$—	$—

Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$33,912	$28,236
R&D tax credit	2,888	2,394
Accruals and other	2,465	1,288

	39,265	31,918
Deferred tax liabilities:
Depreciation and amortization	(62)	(9)

	(62)	(9)

Net deferred tax asset:	39,203	31,909
Valuation allowance	(39,203)	(31,909)

	$—	$—

Deferred income taxes reflect the tax effects of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until the Company has sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.3 million during each of the years ended December 31, 2014 and 2013.

As of December 31, 2014, the Company’s federal net operating loss carryforwards of $85.5 million will expire at various dates beginning in 2026, if not utilized, and federal research and development tax credits of $2.3 million will begin to expire in 2026. In addition, net operating loss carryforwards for state income tax purposes of $89.4 million will begin to expire in 2016 and state research and development tax credits of $2.1 million do not expire.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

The Company had unrecognized tax benefit of $0.9 million and $0.7 million as of and December 31, 2014 and 2013, respectively, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2014.

A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2014	2013	2012
Beginning of year	$715	$505	$442
Additions for tax positions related to:
Current year	140	210	63
Prior years	6	—	—

End of year	$861	$715	$505

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next twelve months for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S. federal and various state jurisdictions. Tax years beginning in 2003 through 2014, remain open to examination by the major taxing authorities to which the Company is subject to. The Company’s policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in its statements of operations and comprehensive loss. As of the date of adoption of ASC Topic No. 740 and through December 31, 2014, the Company did not have any interest expense or penalties associated with unrecognized tax benefits.

14.	Related Parties

In April 2013, options held by the President and Chief Executive Officer, Ms. Earnhardt, a related party, were modified to permit exercise with promissory notes of up to $0.5 million. Under the terms of the notes, one quarter of the principal and interest was to be forgiven on each anniversary date of the note as long as Ms. Earnhardt remained the Company’s Chief Executive Officer. In addition, the entire principal and interest of the notes was to be forgiven on the earlier of an initial public offering or the closing of a liquidation event (as defined in the certificate of incorporation), in each case where total proceeds payable to the Company or its stockholders is greater than $200.0 million. The Company had the option to accelerate the maturity date if, at the Company’s reasonable discretion, such acceleration may be necessary due to any applicable law, rule or regulation, including, without limitation, the Sarbanes-Oxley Act of 2002. The entire principal amount and all accrued and unpaid interest of the loan was forgiven in full in June 2014. The full recourse promissory notes were secured by a pledge of the exercised shares.

In January 2007, the Company loaned amounts to its Chief Operation Officer, Mr. Kaufman, a related party, in connection with the commencement of his employment with the Company. The loan was evidenced by a promissory note for $0.3 million. This note bore interest at the applicable federal rate and interest was determined in accordance with Section 7872 of the Internal Revenue Code and has been reflected as income to Mr. Kaufman. Pursuant to the terms of the promissory note, provided Mr. Kaufman remained a continuous, full-time employee of the Company, repayment of the notes was to begin after the third year of employment when 50% of his annual bonus would have been applied to the loan balance until the loan was paid in full. The note matures and becomes immediately due and payable within 30 days following the date on which Mr. Kaufman ceases, voluntarily or involuntarily, to be employed by the Company. No payment was received in the year ended December 31, 2011 since the Company did not pay an annual bonus in that year. In February 2011, the Company agreed to forgive Mr. Kaufman’s loan over three years, provided Mr. Kaufman remained employed by the Company, at the rate of $0.1 million annually in January 2012, 2013 and 2014. The note was secured by any stock and options Mr. Kaufman holds in the Company. Mr. Kaufman’s note was fully forgiven in January 2014.

In March 2009, the Company purchased three sinus irrigation tool patents from Medilyfe Inc., a Canadian corporation. A member of the Company’s Medical Advisory Board holds an executive-level position with Medilyfe Inc. The agreement called for a $40,000 payment upon execution of the agreement and an additional $35,000 upon the first anniversary of the agreement’s effective date in addition to the issuance of a warrant to purchase 43,750 shares of the Company’s common stock at $1.00 per share.

The warrant vested fully upon grant and will expire April 7, 2019. The value of the warrant was $30,000 determined using the Black-Scholes model. The cost of the patents is included in research and development expense, since substantial research and development efforts were required at the time of the payment of these amounts and there was no alternative future use of the technology rights. A $35,000 cash payment was made in 2012, since one additional patent claim was allowed by the U.S. Patent Office. The Company recorded $35,000 in research and development expense related to this agreement for the year ended December 31, 2012. An additional $80,000 cash payment will be due upon the first achievement of net sales of products incorporating this technology exceeding $1.0 million in a given calendar year. Such additional payment was not owed as of December 31, 2014 and 2013, since this technology is unrelated to the Company’s current activities.

Supplemental Quarterly Financial Information (unaudited)

The following table sets forth unaudited statements of operations data for each of the Company’s last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual financial statements. In the Company’s opinion, this quarterly information reflects all adjustments necessary for a fair presentation of the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Years Ended December 31,
	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$7,497	$8,565	$9,100	$13,425	$2,744	$3,936	$4,279	$6,972
Cost of sales (1)	2,360	2,320	2,576	2,967	1,949	2,202	1,438	2,561

Gross profit	5,137	6,245	6,524	10,458	795	1,734	2,841	4,411
Gross margin (1)	69%	73%	72%	78%	29%	44%	66%	63%
Operating expenses:
Sales, general and administrative	6,658	8,291	9,667	11,495	3,350	4,087	4,700	6,092
Research and development	2,577	2,377	2,758	2,619	2,256	2,421	2,077	2,764

Total operating expenses	9,235	10,668	12,425	14,114	5,606	6,508	6,777	8,856

Loss from operations	(4,098)	(4,423)	(5,901)	(3,656)	(4,811)	(4,774)	(3,936)	(4,445)
Interest and other (expense) income, net (2)	(311)	41	16	(30)	58	(111)	(163)	(187)

Net loss	$(4,409)	$(4,382)	$(5,885)	$(3,686)	$(4,753)	$(4,885)	$(4,099)	$(4,632)

Basic and diluted net loss per share	$(2.49)	$(2.36)	$(0.32)	$(0.16)	$(4.57)	$(3.69)	$(2.39)	$(2.64)

Shares used to compute basic and diluted net loss per share	1,773	1,860	18,217	23,375	1,039	1,323	1,718	1,755

(1)	The first quarter of 2013 included $0.7 million for establishing and qualifying our new manufacturing facility. The second quarter of 2013 included a charge of $0.5 million related to a packaging issue and $0.1 million for establishing and qualifying our new manufacturing facility.
(2)	The second and third quarter of 2013 each included $0.1 million in fair value expense adjustments for the preferred stock financing option. The fourth quarter of 2013 and first quarter of 2014 included $0.1 million and $0.3 million, respectively, in fair value expense adjustments for the preferred stock warrants classified as liabilities.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

EXHIBIT INDEX

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36545	3.1	7/30/2014

3.3	Amended and Restated Bylaws.	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-196974	4.1	7/14/2014

10.1	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-196974	10.1	7/9/2014

10.2	2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-196974	10.2	7/9/2014

10.3	2013 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-196974	10.3	7/9/2014

10.4	2014 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-196974	10.4	7/14/2014

10.5	2014 Employee Stock Purchase Plan.	S-1	333-196974	10.5	7/14/2014

10.6	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the registrant and certain of its stockholders.	S-1	333-196974	10.6	6/23/2014

10.7	Lease by and between the registrant and Menlo Business Park, LLC, dated as of March 2, 2012.	S-1	333-196974	10.6	6/23/2014

10.8	First Amendment to Lease by and between the registrant and Menlo Prepi I, LLC, dated as of December 17, 2014	8-K	001-36545	10.1	12/18/2014

10.9	Offer Letter by and between the registrant and Lisa Earnhardt, dated as of January 28, 2008, as amended.	S-1	333-196974	10.8	6/23/2014

10.10	Offer Letter by and between the registrant and Robert Binney, dated as of June 23, 2011, as amended.	S-1	333-196974	10.9	6/23/2014

10.11	Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of May 15, 2014.	S-1	333-196974	10.10	6/23/2014

10.12	Offer Letter by and between the registrant and Richard Kaufman, dated as of December 6, 2006, as amended.	S-1	333-196974	10.11	6/23/2014

10.13	Offer Letter by and between the registrant and James Stambaugh, dated as of September 15, 2006, as amended.	S-1	333-196974	10.12	6/23/2014

10.14	Offer Letter by and between the registrant and Susan Stimson, dated as of January 30, 2007, as amended.	S-1	333-196974	10.13	6/23/2014

10.15	Offer Letter by and between the registrant and Amy Conuel Wolbeck, dated as of November 24, 2008, as amended.	S-1	333-196974	10.14	6/23/2014

10.16	Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of August 30, 2013.	S-1	333-196974	10.15	6/23/2014

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
10.17#	Supply Agreement by and between the registrant and HOVIONE Inter Ltd, dated as of April 14, 2014.	S-1	333-196974	10.16	6/23/2014

10.18#	Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of Supply January 28, 2014.	S-1	333-196974	10.17	6/23/2014

10.19#	Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of November 14, 2013.	S-1	333-196974	10.18	6/23/2014

10.20#	Analytical Testing Partnership Program 2014-2015 by and between the registrant and Exova, dated as of December 6, 2013.	S-1	333-196974	10.19	6/23/2014

10.21#	Master Services Agreement by and between the registrant and Polymer Solutions Corporation, dated as of April 9, 2014.	S-1	333-196974	10.20	6/23/2014

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Confidential Treatment Granted.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.