Form 10-Q
period 2015-03-31
Intersect ENT, Inc.
filed 2015-05-11
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Shares of common stock outstanding as of April 30, 2015 were 23,663,022.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$14,224	$13,403
Short-term investments, available-for-sale	28,682	35,040
Accounts receivable, net	7,998	8,337
Inventory	2,826	2,547
Prepaid expenses and other current assets	1,268	951

Total current assets	54,998	60,278
Property and equipment, net	1,779	1,474
Other non-current assets	1,149	1,201

Total assets	$57,926	$62,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,974	$2,128
Accrued compensation	4,294	5,085
Other current liabilities	878	898

Total current liabilities	7,146	8,111
Deferred rent	1,098	1,030

Total liabilities	8,244	9,141
Commitments and contingencies (note 10)
Stockholders’ equity
Preferred stock, $0.001 par value; Authorized shares: 10,000 at March 31, 2015 and December 31, 2014; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000 at March 31, 2015 and December 31, 2014; Issued and outstanding shares: 23,633 at March 31, 2015 and 23,379 at December 31, 2014	24	23
Additional paid-in capital	151,617	150,410
Accumulated deficit	(101,959)	(96,621)

Total stockholders’ equity	49,682	53,812

Total liabilities and stockholders’ equity	$57,926	$62,953

(1)	Amounts have been derived from the December 31, 2014 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$13,372	$7,497
Cost of sales	2,792	2,360

Gross profit	10,580	5,137
Operating expenses:
Selling, general and administrative	12,620	6,658
Research and development	3,326	2,577

Total operating expenses	15,946	9,235

Loss from operations	(5,366)	(4,098)
Interest and other income	29	1
Interest and other expense	(1)	(312)

Net loss and comprehensive loss	$(5,338)	$(4,409)

Net loss per share, basic and diluted	$(0.23)	$(2.49)

Weighted average common shares used to compute net loss per share, basic and diluted	23,488	1,773

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net loss	$(5,338)	$(4,409)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	140	135
Stock-based compensation expense	778	182
Amortization of net investment premium paid	96	—
Change in fair value of convertible preferred stock warrants	—	286
Forgiveness of notes receivable from related party	—	100
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable, net	339	(182)
Inventory	(279)	(266)
Prepaid expenses and other current assets	(317)	(96)
Other non-current assets	—	(95)
Accounts payable	(255)	189
Accrued compensation	(791)	(546)
Other current liabilities and deferred rent	55	156

Net cash used in operating activities	(5,570)	(4,546)
Investing activities:
Purchases of short-term investments	(8,286)	—
Maturities of short-term investments	14,548	—
Purchases of property and equipment	(295)	(136)

Net cash provided by (used in) investing activities	5,967	(136)
Financing activities:
Proceeds from issuance of common stock	424	36
Repayments related to equipment loans	—	(163)
Repayments related to capital lease financing	—	(7)

Net cash provided by (used in) financing activities	424	(134)

Net increase (decrease) in cash and cash equivalents	821	(4,816)
Cash and cash equivalents:
Beginning of the period	13,403	12,294

End of the period	$14,224	$7,478

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

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

Liquidity and Business Risks

As of March 31, 2015, the Company had cash, cash equivalents and short-term investments of $42.9 million, and an accumulated deficit of $102.0 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of March 31, 2015, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three months ended March 31, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2014 filed with the SEC on March 11, 2015.

1-for-4 Reverse Stock Split

In July 2014, the board of directors and stockholders approved, and the Company filed, an amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of common stock and all convertible preferred stock. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, convertible preferred stock, warrants for preferred stock, stock options and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). The Company has no components of other comprehensive income (loss). Therefore net loss equals comprehensive loss for all periods presented.

Recent Accounting Pronouncements

There have been no significant changes to the recent accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

3.	Composition of Certain Financial Statement Items

Inventory (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$709	$761
Work-in-process	146	141
Finished goods	1,971	1,645

	$2,826	$2,547

Property and Equipment (in thousands):

	March 31,	December 31,
	2015	2014
Computer equipment and software	$616	$546
Furniture and office equipment	184	158
Laboratory equipment	2,494	2,276
Leasehold improvements	254	128

	3,548	3,108
Less: accumulated depreciation and amortization	(1,769)	(1,634)

	$1,779	$1,474

Depreciation and capital lease amortization expenses was $0.1 million during each of the three months ended March 31, 2015 and 2014.

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	March 31,				December 31,
	2015				2014
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$2,360	$—	$—	$2,360	$1,971	$—	$—	$1,971
Money market funds	11,864	—	—	11,864	11,432	—	—	11,432
Corporate debt securities	24,938	1	(6)	24,933	28,797	3	(10)	28,790
Commercial paper	3,744	5	—	3,749	6,243	7	—	6,250

	$42,906	$6	$(6)	$42,906	$48,443	$10	$(10)	$48,443

Reported as:
Cash and cash equivalents				$14,224				$13,403
Short-term investments, available-for-sale				28,682				35,040

				$42,906				$48,443

Management has the intent and ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying balance sheets. As of March 31, 2015 and December 31, 2014, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2015 and year ended December 31, 2014. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	March 31,				December 31,
	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$2,360	$—	$—	$2,360	$1,971	$—	$—	$1,971
Money market funds	11,864	—	—	11,864	11,432	—	—	11,432
Corporate debt securities	—	24,933	—	24,933	—	28,790	—	28,790
Commercial paper	—	3,749	—	3,749	—	6,250	—	6,250

	$14,224	$28,682	$—	$42,906	$13,403	$35,040	$—	$48,443

Reported as:
Cash and cash equivalents				$14,224				$13,403
Short-term investments, available-for-sale				28,682				35,040

				$42,906				$48,443

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2015 and year ended December 31, 2014.

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

	Three Months Ended
	March 31,
	2015 (1)	2014
Beginning of the period	$—	$237
Exercised	—	(29)
Change in fair value	—	286

End of the period	$—	$494

(1)	In connection with the Company’s IPO in July 2014, warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability to additional paid-in capital.

The fair value of the convertible preferred stock warrants was determined using the option pricing method, the probability weighted expected return method or Black-Scholes option pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected life (years)	—	2.0
Expected volatility	—	46%
Risk-free interest rate	—	0.5%
Dividend yield	—	0.0%

6.	Equipment Loans

In September 2012, the Company entered into an equipment loan with an aggregate principal amount of $2.0 million, all of which was drawn down in December 2012. Payments were being made in monthly installments over a 36-month period with an annual interest rate of 5.1%. In August 2014, the amount outstanding under this equipment loan of $0.9 million was fully repaid. A total of $16,000 was recorded as interest expense during the three months ended March 31, 2014.

In April 2013, the Company entered into a capital lease for a principal amount of $0.1 million. Payments were made in monthly installments over a 38-month period with an interest rate of 14.88%. In November 2014, the amount outstanding under this equipment loan of $59,000 was fully repaid.

7.	Convertible Preferred Stock Warrants

In connection with the Company’s IPO in July 2014, the warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.4 million to additional paid-in capital.

In January 2015, warrants issued in connection with a venture loan to purchase 47,554 shares of Series A convertible preferred stock were exercised for common stock through a cashless exercise provision. Net shares of 39,961 were issued and the remaining 7,593 shares were withheld for the exercise price.

In connection with the execution of the loan and security agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) in August 2013, warrants were issued to purchase the Company’s Series D convertible preferred stock. The Company cancelled the Loan Agreement in August 2014 and had not received any advances under the Loan Agreement. The warrants were exercisable for 5,803 shares of Series D convertible preferred stock at an exercise price of $6.89 per share. The initial fair value of the warrants issued was $10,000 and has been recognized as a convertible preferred stock warrant liability and interest expense. In February 2015, this warrant was exercised through a cashless exercise provision. Net shares of common stock of 4,024 were issued and the remaining 1,779 shares were withheld for the exercise price.

In March 2014, warrants to purchase 4,076 shares of Series A convertible preferred stock were exercised through a cashless exercise provision. Net shares of 2,431 were issued and the remaining 1,645 shares were withheld for the exercise price. The outstanding convertible preferred stock was subsequently converted to common stock in connection with the Company’s IPO in July 2014.

8.	Stock-based Compensation Expense

2014 Equity Incentive Plan

Under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2015, the total number of shares of common stock reserved for issuance increased by 701,328 shares to 5,451,328 shares.

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Three Months Ended
	March 31,
	2015
	Options	Price
Outstanding, beginning of period	2,458	$4.84
Granted	904	22.10
Exercised	(206)	1.72
Forfeited	(8)	16.31
Expired	(22)	6.66

Outstanding, end of period	3,126	10.00

Vested and expected to vest	2,927	9.64

Exercisable	1,487	2.97

As of March 31, 2015, the aggregate pre-tax intrinsic value of options outstanding was $49.5 million and options outstanding and exercisable was $34.0 million, and the weighted-average remaining contractual term of options outstanding was 8.4 years and options outstanding and exercisable was 7.3 years. The aggregate pre-tax intrinsic value of options exercised was $4.6 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Total stock-based compensation expense recognized, before taxes, is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of sales	$39	$9
Selling, general and administrative	638	144
Research and development	101	29

	$778	$182

As of March 31, 2015, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2019 related to unvested employee stock-based payment awards was $12.2 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 3.6 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

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

The fair value of the options granted to employees or directors during the three months ended March 31, 2015 and 2014, were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended
	March 31,
	2015	2014
Expected life (years)	6.0	6.0
Expected volatility	49%	60%
Risk-free interest rate	1.6%	1.8%
Dividend yield	0.0%	0.0%
Weighted average fair value	$10.51	$3.44

Option Modification

In April 2013, options held by the President and Chief Executive Officer, Ms. Earnhardt, a related party, were modified to permit exercise with promissory notes of up to $0.5 million. Under the terms of the notes, one quarter of the principal and interest was to be forgiven on each anniversary date of the note as long as Ms. Earnhardt remains the Company’s Chief Executive Officer. In addition, the entire principal and interest of the notes was to be forgiven on the earlier of an initial public offering or the closing of a liquidation event (as defined in the certificate of incorporation), in each case where total proceeds payable to the Company or its stockholders is greater than $200.0 million. The Company had the option to accelerate the maturity date if, at the Company’s reasonable discretion, such acceleration may be necessary due to any applicable law, rule or regulation, including, without limitation, the Sarbanes-Oxley Act of 2002. The economic effect of the modification was equivalent to converting options to purchase 0.6 million shares to a grant of restricted stock with four-year vesting and a contingent vesting acceleration provision. The incremental cost of the modification was $0.3 million, of which $7,000 and $13,000 was recognized during three months ended March 31, 2015 and 2014, respectively.

In June 2014, the entire principal amount and all accrued and unpaid interest of the loan was forgiven in full. In connection with the forgiveness of the note, the unamortized modification cost relating to the vested options of $0.2 million was immediately recognized. The remaining unamortized modification cost of $0.1 million will be amortized over the remaining vesting period.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares are reserved for issuance under the 2014 ESPP. In March 2015, the Company approved the implementation of the 2014 ESPP to begin in May 2015.

9.	Net Loss per Share

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

The Company allocates no loss to participating securities because the participating securities have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities.

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(5,338)	$(4,409)

Weighted average common stock outstanding (1)	23,488	1,773

Net loss per share, basic and diluted	$(0.23)	$(2.49)

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into common stock on a one-for-one basis.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported, in common stock equivalent shares (in thousands):

	March 31,
	2015	2014
Convertible preferred stock outstanding (1)	—	15,704
Convertible preferred stock warrants (1)	—	53
Common stock options	3,126	1,965

	3,126	17,722

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into common stock and the convertible preferred stock warrants were converted into common stock warrants, both on a one-for-one basis.

10.	Commitments and Contingencies

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

11.	Related Parties

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

In January 2007, the Company loaned amounts to its Chief Operation Officer, Mr. Kaufman, a related party, in connection with the commencement of his employment with the Company. The loan was evidenced by a promissory note for $0.3 million. This note bore interest at the applicable federal rate and interest was determined in accordance with Section 7872 of the Internal Revenue Code and has been reflected as income to Mr. Kaufman. Pursuant to the terms of the promissory note, provided Mr. Kaufman remained a continuous, full-time employee of the Company, repayment of the note was to begin after the third year of employment when 50% of his annual bonus would have been applied to the loan balance until the loan was paid in full. The note matures and becomes immediately due and payable within 30 days following the date on which Mr. Kaufman ceases, voluntarily or involuntarily, to be employed by the Company. No payment was received in the year ended December 31, 2011 since the Company did not pay an annual bonus in that year. In February 2011, the Company agreed to forgive Mr. Kaufman’s loan over three years, provided Mr. Kaufman remained employed by the Company, at the rate of $0.1 million annually in January 2012, 2013 and 2014. Mr. Kaufman’s note was fully forgiven in January 2014.

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

The warrant vested fully upon grant and will expire April 7, 2019. The value of the warrant was $30,000 determined using the Black-Scholes model. The cost of the patents is included in research and development expense, since substantial research and development efforts were required at the time of the payment of these amounts and there was no alternative future use of the technology rights. A $35,000 cash payment was made in 2012, since one additional patent claim was allowed by the U.S. Patent Office. The Company recorded $35,000 in research and development expense related to this agreement for the year ended December 31, 2012. An additional $80,000 cash payment will be due upon the first achievement of net sales of products incorporating this technology exceeding $1.0 million in a given calendar year. Such additional payment was not owed as of March 31, 2015 and December 31, 2014, since this technology is unrelated to the Company’s current activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. All forward-looking statements are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed financial statements, related notes and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed financial statements and the related notes that appear elsewhere in this report, as well as our financial statements and related notes included in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 11, 2015.

When we refer to “we,” “our,” “us” or “Intersect ENT” in this Quarterly Report on Form 10-Q, we mean Intersect ENT, Inc., unless otherwise expressly stated or the context otherwise requires.

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. As of March 31, 2015, we estimate that physicians have treated over 60,000 patients with PROPEL and PROPEL mini. Chronic sinusitis patients range from those needing and electing surgery, those not having had sinus surgery, and those that have had one or more surgeries but continue to suffer symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL and PROPEL mini have been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, including a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses during sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of 30 days, before being fully absorbed into the body.

•	Conducting a clinical trial designed to demonstrate the benefit of PROPEL mini when placed in the frontal sinuses during surgery and to support an expanded indication for this approved product.

•	Conducting clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE device is designed to be implanted in the sinus in a procedure conducted in the physician’s office as an alternative to revision surgery. We have completed three studies of RESOLVE in a total of 117 patients, and are currently conducting the RESOLVE II trial, a phase III double-blinded evaluation enrolling 300 patients to assess the safety and efficacy of the product.

•	Conducting clinical trials of NOVA, a steroid releasing implant designed to fit the ostia of the dependent sinuses following the opening of the sinuses. NOVA is designed to improve outcomes for patients who undergo sinus surgery and/or dilation. In addition, NOVA has the potential to provide a cost-effective, less invasive solution for patients with primary chronic sinusitis, specifically those that have not had sinus surgery. We recently completed a 15 patient study to assess the feasibility of implant placement and outcomes measured through three months, and we expect to engage in additional clinical studies to further assess the safety and efficacy of NOVA.

We have expanded our sales organization to include 66 territory managers as of March 31, 2015, an expansion of 27% from our 52 territory managers as of December 31, 2014. We intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We have developed a base of recurring revenue that we expect will support future revenue growth, and in addition, we intend to seek to add new physician users and to expand the frequency of use among current physician users.

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

All of our revenue is based in the U.S. and no single customer accounted for more than 10% of our revenue during the three months ended March 31, 2015 and 2014.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, and to a lesser extent the implementation of cost-reduction strategies. We expect our gross margin to fluctuate based on changes in the average selling price and the manufacturing costs of our products. Manufacturing cost will change as our production volume changes. The per unit allocation of our fixed manufacturing costs may decrease as production volume increases until we increase our manufacturing capacity, at which point the per unit allocation of our fixed manufacturing costs may increase due to the additional costs of our increased manufacturing capacity.

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

There have been no significant changes to our significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies described in our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

There have been no significant changes to the recent accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in our Annual Report.

Results of Operations

	Three Months Ended
	March 31,
(in thousands, except percentages)	2015	2014
Revenue	$13,372	$7,497
Cost of sales	2,792	2,360

Gross profit	10,580	5,137
Gross margin	79%	69%
Operating expenses:
Selling, general and administrative	12,620	6,658
Research and development	3,326	2,577

Total operating expenses	15,946	9,235

Loss from operations	(5,366)	(4,098)
Interest and other income (expense), net	28	(311)

Net loss	$(5,338)	$(4,409)

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

Revenue increased $5.9 million, or 78%, to $13.4 million during the three months ended March 31, 2015, compared to $7.5 million during the three months ended March 31, 2014. The growth in revenue was attributable to an increase in unit sales of PROPEL and PROPEL mini from 10,800 units to 18,300 units, or 69%. Our average selling price per unit during the three months ended March 31, 2015 increased modestly compared to the three months ended March 31, 2014, to approximately $728 per unit. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations.

Cost of Sales and Gross Margin

Cost of sales increased $0.4 million, or 18%, to $2.8 million during the three months ended March 31, 2015, compared to $2.4 million during the three months ended March 31, 2014. The increase in cost of sales was primarily attributable to the growth in the number of PROPEL and PROPEL mini units sold.

Gross margin for the three months ended March 31, 2015, increased to 79%, compared to 69% for the three months ended March 31, 2014. The increase in gross margin was primarily due to the growth in unit sales during the three months ended March 31, 2015, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units. The fixed portion of our manufacturing overhead allows our cost of sales to grow at a slower rate than our revenue.

Selling, General and Administrative Expenses

SG&A expenses increased $5.9 million, or 90%, to $12.6 million during the three months ended March 31, 2015, compared to $6.7 million during the three months ended March 31, 2014. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL mini. The primary driver of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $4.1 million, as we increased headcount to 108 as of March 31, 2015, compared to 62 at March 31, 2014. In addition, other SG&A expenses increased $1.8 million, primarily due to an increase in headcount and expenses associated with being a public company.

Research and Development Expenses

R&D expenses increased $0.7 million, or 29%, to $3.3 million during the three months ended March 31, 2015, compared to $2.6 million during the three months ended March 31, 2014. The increase in R&D expenses was primarily due to an increase in personnel costs as we increased headcount and clinical trial costs.

Interest and Other Income (Expense), Net

Interest and other expense, net, decreased $0.3 million to $28,000 of income during the three months ended March 31, 2015, compared to $0.3 million of expense during the three months ended March 31, 2014. The changes in interest and other expense, net were primarily attributable to the fair value adjustments of the preferred stock warrants. The preferred stock warrants were converted to common stock warrants upon the completion of our IPO in July 2014, and are no longer required to be marked-to-market at each reporting period.

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had cash, cash equivalents and short-term investments of $42.9 million and an accumulated deficit of $102.0 million, compared to cash and cash equivalents of $48.4 million and an accumulated deficit of $96.6 million as of December 31, 2014. In July 2014, we completed our IPO, issuing 5,750,000 shares of common stock at an offering price of $11.00 per share yielding net proceeds of $55.8 million after deducting underwriting discounts and commissions and offering expenses. Our primary sources of capital prior to our IPO were from private placements of convertible preferred securities and debt financing.

Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(5,570)	$(4,546)
Investing activities	5,967	(136)
Financing activities	424	(134)

Net increase (decrease) in cash and cash equivalents	$821	$(4,816)

Net Cash Used in Operating Activities

During the three months ended March 31, 2015, net cash used in operating activities was $5.6 million, consisting primarily of a net loss of $5.3 million and an increase in net operating assets of $1.3 million, partially offset by non-cash charges of $1.0 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The increase in net operating assets is primarily due to the payment of accrued year-end bonuses and an increase in prepaid expenses. The non-cash charges primarily consisted of stock-based compensation expense and depreciation and amortization.

During the three months ended March 31, 2014, net cash used in operating activities was $4.5 million, consisting primarily of a net loss of $4.4 million and an increase in net operating assets of $0.8 million, partially offset by non-cash charges of $0.7 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. To support the commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations and manufacturing supply chain. The increase in net operating assets was primarily due to increases in accounts receivable and inventory to support the growth of our operations and a decrease in accrued compensation as annual bonuses were paid, partially offset by increases in accounts payable and other liabilities as we expanded our operations. The non-cash charges primarily consisted of the change in fair value of convertible preferred stock warrants accounted for as liabilities and stock-based compensation as the underlying value of our company increased with the expansion of our business.

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2015, net cash provided by investing activities was $6.0 million, consisting of net maturities of short-term investments, available-for-sale, of $6.3 million and purchases of property and equipment of $0.3 million.

During the three months ended March 31, 2014, net cash used in investing activities was $0.1 million, consisting of purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2015, net cash provided by financing activities was $0.4 million, consisting primarily of net proceeds from the issuance of common stock upon exercises of employee stock options.

During the three months ended March 31, 2014, net cash used in financing activities was $0.1 million, consisting of repayments related to the equipment financing arrangements.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of March 31, 2015, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2014, were $8.3 million, as reported in our Annual Report. Our contractual obligations as of March 31, 2015, have not significantly changed from December 31, 2014.

Related Parties

For a description of our related party transactions, see Note 11 of our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of March 31, 2015, we had cash, cash equivalents and short-term investments of $42.9 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at March 31, 2015, would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of March 31, 2015, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. No single customer represented more than 10% of our accounts receivable as of March 31, 2015 and December 31, 2014.

Foreign Currency Risk

Our business is conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risk factors discussed in this quarterly report on Form 10-Q, and all other information contained in this report, before making an investment decision. If any of the risks discussed in this report actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. The risks facing our business have not changed substantively from those discussed in our Annual Report.

Risks Related to Our Business

We have incurred significant operating losses since inception and may not be able to achieve profitability.

We have incurred net losses since our inception in 2003. We had a net loss of $5.3 million for the three months ended March 31, 2015, and had net losses of $18.4 million for each of the years ended December 31, 2014 and 2013. As of March 31, 2015, we had an accumulated deficit of $102.0 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

We started selling our first approved product, PROPEL, on a limited basis in August 2011. We subsequently started selling PROPEL mini in November 2012, and in the first half of 2013 we began to expand and scale our direct sales and marketing organizations in the United States. As a result, we have limited experience marketing and selling our steroid releasing implants. As of March 31, 2015, our direct sales organization, including marketing, customer service and reimbursement, consisted of 108 employees, having increased from 55 employees as of December 31, 2013. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales representatives fail to adequately promote, market and sell our products, our sales may suffer.

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

It is important to our business that we continue to build a more complete product offering within the ENT market. We are using our drug releasing bioabsorbable implant technology to develop new products for use in the physician office setting. Developing additional products is expensive and time-consuming and could divert management’s attention away from our current sinus surgery products and harm our business. Even if we are successful in developing additional products, including those currently in development for use in the physician office setting, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded companies, including Medtronic, Olympus, Johnson & Johnson, Stryker and Smith & Nephew. These companies enjoy several competitive advantages, including:

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

Our past growth has provided, and our future growth may create, challenges to our organization. From December 31, 2013, to March 31, 2015, the number of our employees increased from 130 to 239. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. As a public company, we will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities. This growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures and securing a sufficient amount of office space for additional personnel. If we fail to manage these challenges effectively, our business could be harmed.

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

We do not have redundant facilities. We perform substantially all of our research and development, manufacturing and commercialization activity and maintain all our raw material and finished goods inventory in a single location in Menlo Park, California. Menlo Park is situated on or near earthquake fault lines. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire, water shortages and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of reserve raw materials and finished product, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all. The occurrence of natural disasters or acts of terrorism could also cause delays in our customers’ supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters or acts of terrorism could have a material adverse effect on our business, our results of operations and our financial condition.

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

To secure separate payment for our products, whether for our currently marketed products or those under development, a unique billing code is required for either the implant, the procedure associated with use of our products, or both. Although a unique billing code currently exists for our marketed products it is not associated with payment by most payors and is not reportable to many payors, including Medicare. In March 2015, the American Medical Association announced the creation of Category III CPT codes for the placement of drug eluting implants as either a stand-alone procedure or in conjunction with sinus biopsy, polypectomy or debridement. These codes could ultimately facilitate payment to the physician when performed in an office setting. As such, these codes are primarily relevant to future in-office product candidates. Many third-party payors consider Category III codes non-covered. Therefore, third party payors may not cover these in-office products if they become commercially available unless the codes are graduated to Category I status. As of now, it is not possible to assess the full impact of product or procedure-specific codes on our business or results of operations or the likelihood of securing such specific codes. If new product or procedure-specific codes are adopted, and the level of reimbursement declines significantly below current levels, our business and results of operations would be harmed and our stock price would likely decline.

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

A component of our strategy is to continue to modify and upgrade our steroid releasing implants. Medical devices can be marketed only for the indications for which they are approved. We have received a number of PMA supplement approvals since the original approvals of PROPEL and PROPEL mini. We may not be able to obtain additional regulatory approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

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

In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing section 6002 of the Affordable Care Act known as the Physician Payment Sunshine Act that imposes new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1.0 million per year for “knowing failures.” The period between August 1, 2013 and December 31, 2013, was the first reporting period, for which manufacturers were required to report aggregate payment data to CMS by March 31, 2014. Manufacturers were required to report to CMS detailed payment and transfers of value data and submit legal attestation to the accuracy of such data during Phase 2 of the program by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year. Due to the difficulty in complying with the Physician Payment Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.

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

The Affordable Care Act imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports specified medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $29 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. We anticipate that primarily all sales of our products in the United States will be subject to this 2.3% excise tax. During the three months ended March 31, 2015, and the years ended December 31, 2014 and 2013, we recognized $0.2 million, $0.7 million and $0.3 million, respectively, in tax expense associated with the medical device tax in the United States which is included in selling, general and administrative expenses.

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

As of March 31, 2015, we owned 55 issued patents globally, of which 29 were issued U.S. patents, and we owned 37 pending patent applications globally, of which 13 were pending patent applications in the United States. Subject to payments of required maintenance fees, annuities and other charges, our issued U.S. patents have expiration dates between 2017 and 2032, of which one will expire before 2020, 13 will expire between 2021 and 2025, and the remaining 15 will expire after 2025.

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

As of March 31, 2015, our trademark portfolio contains 26 trademark registrations, four of which are U.S. trademark registrations, as well as two pending foreign trademark applications.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through April 30, 2015, the price of our common stock has fluctuated from a low of $12.02 to a high of $28.80. The price of our common stock may continue to fluctuate substantially due to many factors, including:

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

We may remain an “emerging growth company” until as late as December 31, 2019, the fiscal year-end following the fifth anniversary of the completion of our IPO in July 2014, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (2) if our gross revenue exceeds $1.0 billion in any fiscal year.

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

A significant portion of our total outstanding shares are owned by our pre-IPO investors and could be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our common stock. As of March 31, 2015, we had outstanding 23,632,973 shares of common stock, 10,339,198 of which are currently restricted as a result of securities laws. Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon the exercise of stock options, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 49% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

On January 21, 2015, we issued an aggregate of 39,961 shares of our common stock to Pinnacle Ventures, LLC upon the net exercise of a warrant held by Pinnacle Ventures, LLC. As this was a net exercise, no cash was paid upon exercise. The shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 12, 2015, we issued an aggregate of 4,024 shares of our common stock to SVB Financial Group upon the net exercise of a warrant held by SVB Financial Group. As this was a net exercise, no cash was paid upon exercise. The shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On March 10, 2015, we issued an aggregate of 4,167 shares of our common stock to Medtronic, Inc. upon exercise of a warrant held by Medtronic, for an aggregate exercise price of $68,881. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 24, 2014. From our IPO through March 31, 2015, we used approximately $3.2 million of the net proceeds from the IPO for research and development expenses related to RESOLVE and NOVA and approximately $16.8 million for sales, marketing, working capital and general corporate purposes.

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

Dated: May 11, 2015	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36545	3.1	7/30/2014

3.3	Amended and Restated Bylaws.	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the registrant and certain of its stockholders.	S-1	333-196974	10.6	6/23/2014

10.1	2015 Compensation Arrangements with Named Executive Officers.	8-K	001-36545	10.1	1/27/2015

10.2	Amendment to Offer Letter by and between the registrant and Lisa D. Earnhardt, dated as of January 26, 2015.

10.3	Amendment to Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of January 26, 2015.

10.4	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of January 26, 2015.

10.5	Amendment to Offer Letter by and between the registrant and James W. Stambaugh, dated as of January 28, 2015.

10.6	Amendment to Offer Letter by and between the registrant and Amy C. Wolbeck, dated as of January 30, 2015.

10.7	Offer Letter by and between the registrant and Charles S. McKhann, dated as of January 21, 2015.

10.8	Non-Employee Director Compensation Policy.	8-K	001-36545	10.1	4/10/2015

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.