Form 10-Q
period 2015-06-30
Intersect ENT, Inc.
filed 2015-08-10
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Shares of common stock outstanding as of July 31, 2015 were 27,990,043.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$30,276	$13,403
Short-term investments, available-for-sale	106,219	35,040
Accounts receivable, net	8,779	8,337
Inventory	3,200	2,547
Prepaid expenses and other current assets	1,314	951

Total current assets	149,788	60,278
Property and equipment, net	3,183	1,474
Other non-current assets	240	1,201

Total assets	$153,211	$62,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,512	$2,128
Accrued compensation	6,580	5,085
Other current liabilities	1,111	898

Total current liabilities	10,203	8,111
Deferred rent	1,283	1,030

Total liabilities	11,486	9,141

Commitments and contingencies (note 10)

Stockholders’ equity
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at June 30, 2015 and December 31, 2014;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at June 30, 2015 and December 31, 2014;
Issued and outstanding shares: 27,896 at June 30, 2015 and 23,379 at December 31, 2014	28	23
Additional paid-in capital	249,483	150,410
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(107,772)	(96,621)

Total stockholders’ equity	141,725	53,812

Total liabilities and stockholders’ equity	$153,211	$62,953

(1)	Amounts have been derived from the December 31, 2014 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$15,198	$8,565	$28,570	$16,062
Cost of sales	2,904	2,320	5,696	4,680

Gross profit	12,294	6,245	22,874	11,382

Operating expenses:
Selling, general and administrative	14,117	8,291	26,737	14,949
Research and development	4,038	2,377	7,364	4,954

Total operating expenses	18,155	10,668	34,101	19,903

Loss from operations	(5,861)	(4,423)	(11,227)	(8,521)
Interest and other income	48	65	77	66
Interest and other expense	—	(24)	(1)	(336)

Net loss	$(5,813)	$(4,382)	$(11,151)	$(8,791)

Other comprehensive loss:
Unrealized loss on short-term investments	(14)	—	(14)	—

Comprehensive loss	$(5,827)	$(4,382)	$(11,165)	$(8,791)

Net loss per share, basic and diluted	$(0.23)	$(2.36)	$(0.46)	$(4.84)

Weighted average common shares used to compute net loss per share, basic and diluted	25,015	1,860	24,256	1,817

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net loss	$(11,151)	$(8,791)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	303	281
Stock-based compensation expense	2,020	569
Amortization of net investment premium paid	220	—
Change in fair value of convertible preferred stock warrants	—	221
Forgiveness of notes receivable from related party	—	100
Other adjustments to operating activities	48	—
Changes in operating assets and liabilities:
Accounts receivable, net	(488)	(313)
Inventory	(652)	(571)
Prepaid expenses and other current assets	(364)	(141)
Other non-current assets	—	(797)
Accounts payable	300	(103)
Accrued compensation	1,496	341
Other current liabilities and deferred rent	412	150

Net cash used in operating activities	(7,856)	(9,054)

Investing activities:
Purchases of short-term investments	(98,841)	—
Sales of short-term investments	2,508	—
Maturities of short-term investments	24,921	—
Purchases of property and equipment	(910)	(246)

Net cash used in investing activities	(72,322)	(246)

Financing activities:
Proceeds from issuance of common stock	652	94
Repayments related to equipment loans	—	(328)
Repayments related to capital lease financing	—	(15)
Proceeds from public offering, net of issuance costs	96,399	—

Net cash provided by (used in) financing activities	97,051	(249)

Net increase (decrease) in cash and cash equivalents	16,873	(9,549)
Cash and cash equivalents:
Beginning of the period	13,403	12,294

End of the period	$30,276	$2,745

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

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

Liquidity and Business Risks

As of June 30, 2015, the Company had cash, cash equivalents and short-term investments of $136.5 million, and an accumulated deficit of $107.8 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of June 30, 2015, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and six months ended June 30, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Follow-on Public Offering

In June 2015, the Company completed its follow-on public offering by issuing 4,119,300 shares of common stock, including 537,300 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares, at an offering price of $25.00 per share, for net proceeds of approximately $96.4 million, after deducting underwriting discounts and commissions of $6.2 million and offering expenses of $0.4 million.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2015, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Recent Accounting Pronouncements

There have been no significant changes to the recent accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

3.	Composition of Certain Financial Statement Items

Inventory (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$688	$761
Work-in-process	137	141
Finished goods	2,375	1,645

	$3,200	$2,547

Property and Equipment (in thousands):

	June 30,	December 31,
	2015	2014
Computer equipment and software	$611	$546
Furniture and office equipment	320	158
Laboratory equipment	2,928	2,276
Leasehold improvements	1,257	128

	5,116	3,108
Less: accumulated depreciation and amortization	(1,933)	(1,634)

	$3,183	$1,474

Depreciation and leasehold improvements and capital lease amortization expenses were $0.2 million and $0.3 million during the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2014, respectively.

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$3,720	$—	$—	$3,720	$1,971	$—	$—	$1,971
Money market funds	11,273	—	—	11,273	11,432	—	—	11,432
Corporate debt securities	109,289	3	(39)	109,253	28,797	3	(10)	28,790
Commercial paper	12,227	22	—	12,249	6,243	7	—	6,250

	$136,509	$25	$(39)	$136,495	$48,443	$10	$(10)	$48,443

Reported as:
Cash and cash equivalents				$30,276				$13,403
Short-term investments, available-for-sale				106,219				35,040

				$136,495				$48,443

Management has the intent and ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying balance sheets. As of June 30, 2015 and December 31, 2014, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2015 and year ended December 31, 2014. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$3,720	$—	$—	$3,720	$1,971	$—	$—	$1,971
Money market funds	11,273	—	—	11,273	11,432	—	—	11,432
Corporate debt securities	—	109,253	—	109,253	—	28,790	—	28,790
Commercial paper	—	12,249	—	12,249	—	6,250	—	6,250

	$14,993	$121,502	$—	$136,495	$13,403	$35,040	$—	$48,443

Reported as:
Cash and cash equivalents				$30,276				$13,403
Short-term investments, available-for-sale				106,219				35,040

				$136,495				$48,443

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and six months ended June 30, 2015 and year ended December 31, 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015 (1)	2014	2015 (1)	2014
Beginning of the period	$—	$494	$—	$237
Exercised	—	—	—	(29)
Change in fair value	—	(65)	—	221

End of the period	$—	$429	$—	$429

(1)	In connection with the Company’s IPO in July 2014, warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability to additional paid-in capital.

The fair value of the convertible preferred stock warrants was determined using the option pricing method, the probability weighted expected return method or Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected life (years)	—	2.0	—	2.0
Expected volatility	—	47%	—	46%
Risk-free interest rate	—	0.4%	—	0.5%
Dividend yield	—	0.0%	—	0.0%

6.	Equipment Loans

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

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Six Months Ended
	June 30,
	2015
	Options	Price
Outstanding, beginning of period	2,458	$4.84
Granted	1,066	22.65
Exercised	(350)	1.72
Forfeited	(33)	18.64
Expired	(40)	5.67

Outstanding, end of period	3,101	11.16

Vested and expected to vest	2,963	10.70

Exercisable	1,420	3.31

As of June 30, 2015, the aggregate pre-tax intrinsic value of options outstanding was $54.2 million and options outstanding and exercisable was $35.9 million, and the weighted-average remaining contractual term of options outstanding was 8.4 years and options outstanding and exercisable was 7.3 years. The aggregate pre-tax intrinsic value of options exercised was $7.9 million and $0.9 million during the six months ended June 30, 2015 and 2014, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise.

Total stock-based compensation expense recognized, before taxes, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$78	$13	$117	$22
Selling, general and administrative	969	336	1,607	480
Research and development	195	38	296	67

	$1,242	$387	$2,020	$569

As of June 30, 2015, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2019 related to unvested employee stock-based payment awards was $12.9 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 3.3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

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

The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected term (years)	6.0	6.0	6.0	6.0
Expected volatility	44%	58%	48%	59%
Risk-free interest rate	1.6%	2.0%	1.6%	2.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$11.18	$6.16	$10.62	$5.60

Option Modification

In April 2013, options held by the President and Chief Executive Officer, Ms. Earnhardt, a related party, were modified to permit exercise with promissory notes of up to $0.5 million. Under the terms of the notes, one quarter of the principal and interest was to be forgiven on each anniversary date of the note as long as Ms. Earnhardt remains the Company’s Chief Executive Officer. In addition, the entire principal and interest of the notes was to be forgiven on the earlier of an initial public offering or the closing of a liquidation event (as defined in the certificate of incorporation), in each case where total proceeds payable to the Company or its stockholders is greater than $200.0 million. The Company had the option to accelerate the maturity date if, at the Company’s reasonable discretion, such acceleration may be necessary due to any applicable law, rule or regulation, including, without limitation, the Sarbanes-Oxley Act of 2002. The economic effect of the modification was equivalent to converting options to purchase 0.6 million shares to a grant of restricted stock with four-year vesting and a contingent vesting acceleration provision. The incremental cost of the modification was $0.3 million, of which $4,000 and $11,000 was recognized during three and six months ended June 30, 2015, respectively, and $0.2 million was recognized during both the three and six months ended June 30, 2014.

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

The fair value of options granted under the 2014 ESPP to employees were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected term (years)	1.3	—	1.3	—
Expected volatility	35%	—	35%	—
Risk-free interest rate	0.3%	—	0.3%	—
Dividend yield	0.0%	—	0.0%	—
Weighted average fair value	$7.60	$—	$7.60	$—

9.	Net Loss per Share

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

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(5,813)	$(4,382)	$(11,151)	$(8,791)

Weighted average common stock outstanding (1)	25,015	1,860	24,256	1,817

Net loss per share, basic and diluted (1)	$(0.23)	$(2.36)	$(0.46)	$(4.84)

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into common stock on a one-for-one basis.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported, in common stock equivalent shares (in thousands):

	June 30,
	2015	2014
Convertible preferred stock outstanding (1)	—	15,704
Convertible preferred stock warrants (1)	—	53
Common stock options	3,101	2,224
ESPP	47	—

	3,148	17,981

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into common stock and the convertible preferred stock warrants were converted into common stock warrants, both on a one-for-one basis.

10.	Commitments and Contingencies

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

In March 2009, the Company purchased three sinus irrigation tool patents from Medilyfe Inc., a Canadian corporation. A member of the Company’s Medical Advisory Board holds an executive-level position with Medilyfe Inc. The agreement called for a $40,000 payment upon execution of the agreement and an additional $35,000 upon the first anniversary of the agreement’s effective date in addition to the issuance of a fully vested warrant to purchase 43,750 shares of the Company’s common stock at $1.00 per share.

The warrant was fully exercised in May 2015 and would have expired in April 2019. The cost of the patents were included in research and development expense, since substantial research and development efforts were required at the time of the payment of these amounts and there was no alternative future use of the technology rights. A $35,000 cash payment was made in 2012, since one additional patent claim was allowed by the U.S. Patent Office. The Company recorded $35,000 in research and development expense related to this agreement for the year ended December 31, 2012. An additional $80,000 cash payment will be due upon the first achievement of net sales of products incorporating this technology exceeding $1.0 million in a given calendar year. Such additional payment was not due as of June 30, 2015 and December 31, 2014, since this technology is unrelated to the Company’s current activities.

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

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients range from those needing and electing surgery, those who have not had sinus surgery and those that have had one or more surgeries but continue to suffer from symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL has been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, including a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses following sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of 30 days, before being fully absorbed into the body.

•	Conducting a clinical trial called PROGRESS, designed to evaluate the safety and efficacy of PROPEL mini when placed in the frontal sinuses following sinus surgery, to support an application to expand the indication for this product.

•	Conducting clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed three studies of RESOLVE in a total of 117 patients and are currently conducting the RESOLVE II, a phase III trial enrolling 300 patients to assess the safety and efficacy of the product.

•	Conducting clinical trials of NOVA, a steroid releasing implant designed to fit the ostia, or openings, of the dependent sinuses following enlargement of the sinuses. While sinus enlargement is performed on both revision and primary patients, NOVA has the potential to expand the treatable patient population by providing a cost-effective, less invasive solution for patients with primary chronic sinusitis, specifically those that have not had sinus surgery, who may benefit from a less invasive procedure performed in the physician’s office. We commenced enrollment of the second cohort of patients in the PROGRESS study, an 80-patient prospective, randomized blinded multicenter trial designed to assess the safety and efficacy of NOVA when placed in the frontal sinuses following sinus surgery.

We have expanded our sales organization and we intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We have developed a base of recurring revenue that we expect will support future revenue growth, and in addition, we intend to seek to add new physician users and to expand the frequency of use among current physician users.

In June 2015, we completed our follow-on offering by issuing 4,119,300 shares of common stock at an offering price of $25.00 per share, for net proceeds of approximately $96.4 million, after deducting underwriting discounts and commissions and offering expenses.

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

All of our revenue is based in the U.S. and no single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2015 and 2014.

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

There have been no significant changes to our significant accounting policies during the six months ended June 30, 2015, as compared to the significant accounting policies described in our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

There have been no significant changes to the recent accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in our audited financial statements included in our Annual Report.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(in thousands, except percentages)
Revenue	$15,198	$8,565	$28,570	$16,062
Cost of sales	2,904	2,320	5,696	4,680

Gross profit	12,294	6,245	22,874	11,382
Gross margin	81%	73%	80%	71%

Operating expenses:
Selling, general and administrative	14,117	8,291	26,737	14,949
Research and development	4,038	2,377	7,364	4,954

Total operating expenses	18,155	10,668	34,101	19,903

Loss from operations	(5,861)	(4,423)	(11,227)	(8,521)
Interest and other income (expense), net	48	41	76	(270)

Net loss	$(5,813)	$(4,382)	$(11,151)	$(8,791)

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

Revenue increased $6.6 million, or 77%, to $15.2 million during the three months ended June 30, 2015, compared to $8.6 million during the three months ended June 30, 2014, and increased $12.5 million, or 78%, to $28.6 million during the six months ended June 30, 2015, compared to $16.1 million during the six months ended June 30, 2014. The growth in revenue was attributable to an increase in unit sales of PROPEL and PROPEL mini from 12,000 units to 21,200 units, or 77%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, respectively, and from 22,800 units to 39,500 units, or 73%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, respectively. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations.

Cost of Sales and Gross Margin

Cost of sales increased $0.6 million, or 25%, to $2.9 million during the three months ended June 30, 2015, compared to $2.3 million during the three months ended June 30, 2014, and increased $1.0 million, or 22%, to $5.7 million during the six months ended June 30, 2015, compared to $4.7 million during the six months ended June 30, 2014. The increase in cost of sales was primarily attributable to the growth in the number of PROPEL and PROPEL mini units sold.

Gross margin for the three months ended June 30, 2015, increased to 81%, compared to 73% for the three months ended June 30, 2014, and for the six months ended June 30, 2015, increased to 80%, compared to 71% for the six months ended June 30, 2014. The increase in gross margin was primarily due to the growth in unit sales during the three and six months ended June 30, 2015, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units. The fixed portion of our manufacturing overhead allows our cost of sales to grow at a slower rate than our revenue.

Selling, General and Administrative Expenses

SG&A expenses increased $5.8 million, or 70%, to $14.1 million during the three months ended June 30, 2015, compared to $8.3 million during the three months ended June 30, 2014, and increased $11.8 million, or 79%, to $26.7 million during the six months ended June 30, 2015, compared to $14.9 million during the six months ended June 30, 2014. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL mini.

The primary component of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $4.2 million and $8.4 million for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively, as we increased headcount to 112 as of June 30, 2015, compared to 72 as of June 30, 2014. In addition, other SG&A expenses increased $1.6 million and $3.4 million for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively, primarily due to an increase in headcount and expenses associated with being a public company.

Research and Development Expenses

R&D expenses increased $1.6 million, or 70%, to $4.0 million during the three months ended June 30, 2015, compared to $2.4 million during the three months ended June 30, 2014, and increased $2.4 million, or 49%, to $7.4 million during the six months ended June 30, 2015, compared to $5.0 million during the six months ended June 30, 2014. The increase in R&D expenses was primarily due to an increase in personnel costs as we increased headcount and clinical trial costs.

Interest and Other Income (Expense), Net

Interest and other income, net, increased $7,000 to $48,000 during the three months ended June 30, 2015, compared to $41,000 during the three months ended June 30, 2014. Interest and other income, net, increased $0.4 million to $0.1 million of income during the six months ended June 30, 2015, compared to $0.3 million of expense during the six months ended June 30, 2014. The changes in interest and other expense, net were primarily attributable to the fair value adjustments of the preferred stock warrants and interest income. The preferred stock warrants were converted to common stock warrants upon the completion of our IPO in July 2014, and are no longer required to be marked-to-market at each reporting period.

Liquidity and Capital Resources

Overview

As of June 30, 2015, we had cash, cash equivalents and short-term investments of $136.5 million and an accumulated deficit of $107.8 million, compared to cash and cash equivalents of $48.4 million and an accumulated deficit of $96.6 million as of December 31, 2014. In June 2015, we completed our follow-on offering, issuing 4,119,300 shares of common stock at an offering price of $25.00 per share yielding net proceeds of $96.4 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

	Six Months Ended
	June 30,
	2015	2014
(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,856)	$(9,054)
Investing activities	(72,322)	(246)
Financing activities	97,051	(249)

Net increase (decrease) in cash and cash equivalents	$16,873	$(9,549)

Net Cash Used in Operating Activities

During the six months ended June 30, 2015, net cash used in operating activities was $7.9 million, consisting primarily of a net loss of $11.2 million, partially offset by non-cash charges of $2.6 million and a decrease in net operating assets of $0.7 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The increase in net operating assets is primarily due to an increase in accrued compensation. The non-cash charges primarily consisted of stock-based compensation expense.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2015, net cash used in investing activities was $72.3 million, consisting of net purchases of short-term investments, available-for-sale, of $71.4 million and purchases of property and equipment of $0.9 million.

During the six months ended June 30, 2014, net cash used in investing activities was $0.2 million, consisting of purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2015, net cash provided by financing activities was $97.1 million, consisting primarily of net proceeds from our follow-on offering.

During the six months ended June 30, 2014, net cash used in financing activities was $0.2 million, consisting of repayments related to the equipment financing arrangements, partially offset by proceeds from the issuance of common stock.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of June 30, 2015, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2014, were $8.3 million, as reported in our Annual Report. Our contractual obligations as of June 30, 2015, have not significantly changed from December 31, 2014.

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

As of June 30, 2015, we had cash, cash equivalents and short-term investments of $136.5 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at June 30, 2015, would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of June 30, 2015, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. No single customer represented more than 10% of our accounts receivable as of June 30, 2015 and December 31, 2014.

Foreign Currency Risk

Our business is conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risk factors discussed in this quarterly report on Form 10-Q, and all other information contained in this report, before making an investment decision. If any of the risks discussed in this report actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. The risks facing our business have not changed substantively from those discussed in our Annual Report, except for the fourth through sixth risk factors under the caption “Risks Related to Our Common Stock” and the second, fourth and eleventh risk factors under the caption “Risks Relating to Regulatory Matters” below.

Risks Related to Our Business

We have incurred significant operating losses since inception and may not be able to achieve profitability.

We have incurred net losses since our inception in 2003. We had a net loss of $11.2 million for the six months ended June 30, 2015, and had net losses of $18.4 million for each of the years ended December 31, 2014 and 2013. As of June 30, 2015, we had an accumulated deficit of $107.8 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

We train our physician customers on the proper techniques in using our devices to achieve the intended outcome. The successful use of our steroid releasing implants depends in large part on the physician’s adherence to the techniques that they are provided in training by our sales representatives. In the event that physicians do not adhere to these techniques or if they perceive that our products are too cumbersome for them to use, we may have difficulty facilitating adoption. Additionally, physicians may develop their own techniques for use of our products during insertion and during the period in which the drug is delivered and is bioabsorbed. For example, we are aware some physicians are removing our steroid releasing implants before all of the drug has been released into the surrounding tissue. While physicians were allowed to remove the implant at any time at their discretion in our clinical studies, early removal could lead to suboptimal outcomes. In addition, if physicians utilize our products in a manner that is inconsistent with how they were studied clinically, their outcomes may not be consistent with the outcomes achieved in our clinical studies, which may impact their perception of patient benefit and limit their adoption of our products.

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

We started selling our first approved product, PROPEL, on a limited basis in August 2011. We subsequently started selling PROPEL mini in November 2012, and in the first half of 2013 we began to expand and scale our direct sales and marketing organizations in the United States. As a result, we have limited experience marketing and selling our steroid releasing implants. As of June 30, 2015, our direct sales organization, including marketing, customer service and reimbursement, consisted of 112 employees, having increased from 97 employees as of December 31, 2014. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales representatives fail to adequately promote, market and sell our products, our sales may suffer.

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

Our clinical studies were designed to demonstrate the safety and efficacy of PROPEL based on FDA requirements and may not be seen as compelling to physicians. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which would affect the rate of adoption of PROPEL.

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

Our limited operating history and commercial experience make it difficult for us to predict future performance. As we gain additional commercial experience, a number of factors over which we have limited control may contribute to fluctuations in our financial results, such as seasonal variations in revenue. In the first quarter, our results can be impacted by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures such as FESS. In the second quarter, demand may be impacted by the seasonal nature of allergies and the resultant onset of sinus-related symptoms. In the third quarter, the number of FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be impacted by the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans. Other factors that may impact our quarterly results include:

•	ENT physician adoption of our steroid releasing implants;

•	unanticipated pricing pressure;

•	the hiring, retention and continued productivity of our sales representatives;

•	our ability to expand the geographic reach of our sales and marketing efforts;

•	our ability to obtain regulatory approval and reimbursement coverage for our products in development or for our current products outside the United States;

•	our ability to maintain intellectual property protection for our products and our competitors being granted patents for competing products;

•	results of clinical research and trials on our existing products and products in development;

•	delays in receipt of anticipated purchase orders;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	delays in, failure of, or quality issues with, component and raw material deliveries by our suppliers or service providers;

•	manufacturing issues or lot failures; and

•	positive or negative coverage in the media or clinical publications of our steroid releasing implants or products of our competitors or our industry.

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

We will likely need to conduct additional clinical studies in the future to support new product or product indication approvals, or for the approval of the use of our products in some foreign countries. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•	the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

•	patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;

•	patients or investigators do not comply with study protocols;

•	patients do not return for post-treatment follow-up at the expected rate;

•	patients experience unexpected adverse event or side effects for a variety of reasons that may or may not be related to our products;

•	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;

•	difficulties or delays associated with establishing additional clinical sites;

•	third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or are inconsistent with the investigator agreement, clinical study protocol, good clinical practices or other agency requirements;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical studies or manufacturing facilities require us to undertake corrective action or suspend or terminate our clinical studies;

•	changes in federal, state, or foreign governmental statutes, regulations or policies;

•	interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy;

•	the study design is inadequate to demonstrate safety and efficacy; or

•	the study does not meet the primary endpoints.

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

Our past growth has provided, and our future growth may create, challenges to our organization. From December 31, 2014, to June 30, 2015, the number of our employees increased from 212 to 245. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. As a public company, we will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities. This growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures and securing a sufficient amount of office space for additional personnel. If we fail to manage these challenges effectively, our business could be harmed.

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

In the United States, coverage and reimbursement for medical devices vary among payors. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. We estimate that private payors covering a significant number of U.S. covered lives currently have non-coverage policies with respect to PROPEL and PROPEL mini and they consider these products investigational or experimental. Some governmental and private third-

party payors do not currently cover or reimburse our products because they have determined insufficient evidence of favorable clinical outcomes is available. Although they consider the steroid releasing implants investigational or experimental at this time, these payors may in the future determine sufficient evidence has been developed to cover and reimburse our products and related procedures. We are actively working to reverse these non-coverage decisions but cannot provide assurance that we will be successful in these efforts. If we are not successful in reversing existing non-coverage policies, or if other third-party payors issue similar policies, this could have a material adverse effect on our business and operations. Further, third-party payors who currently cover and reimburse customers for procedures using our products may in the future choose to decrease current levels of reimbursement or eliminate reimbursement altogether, either of which will cause our business to suffer.

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. Most recently, the Protecting Access to Medicare Act of 2014, signed into law in April 2014, provided for a 0.5% update from 2013 payment rates under the Medicare Physician Fee Schedule through 2014 and a 0% update from January 1 until March 31, 2015. If Congress fails to intervene to prevent the negative update factor in future years, the resulting decrease in payment may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

Our products are subject to extensive regulation by the FDA, and other agencies, including the requirement to obtain approval prior to commercializing our products and the requirement to report adverse events. If we fail to obtain necessary FDA device or drug approvals for our products, or are subject to regulatory enforcement action as a result of our failure to properly report adverse events or otherwise comply with regulatory requirements, our commercial operations would be harmed.

Our steroid releasing implants are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. The PMA and New Drug Application, or NDA, approval processes can be expensive and lengthy. Despite the time, effort and cost required to obtain approval, there can be no assurance that any product that we intend to commercialize in the future will be approved by the FDA in a timely fashion, if at all. For example, we do not have prior experience in obtaining approval of an NDA, which could delay or adversely affect our ability to obtain approval for RESOLVE.

Our currently marketed products are subject to Medical Device Reporting, or MDR, obligations, which require that we report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it could likely cause or contribute to a death or serious injury. If we were to commercialize products in the European Union, our CE marked products would be subject to vigilance reporting.

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	delaying or refusing our requests for approval of new products, new intended uses or modifications to our existing products;

•	refusal to grant export approval for our products;

•	withdrawing product approvals that have already been granted; and

•	criminal prosecution.

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

In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payment Sunshine Act that imposes new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1.0 million per year for “knowing failures.” Manufacturers are required to report to CMS the detailed payment and transfers of value data and submit legal attestation to the accuracy of such data by the 90th day of each calendar year. Due to the difficulty in complying with the Physician Payment Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.

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

The Affordable Care Act imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports specified medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $29 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. We anticipate that primarily all sales of our products in the United States will be subject to this 2.3% excise tax. During the six months ended June 30, 2015, and the years ended December 31, 2014 and 2013, we recognized $0.5 million, $0.7 million and $0.3 million, respectively, in tax expense associated with the medical device tax in the United States which is included in selling, general and administrative expenses.

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

We believe that our existing cash, cash equivalents and short-term investments, including the proceeds from our initial public offering of our common stock in July 2014, follow-on offering in June 2015, revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations at least through the next twelve months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through July 31, 2015, the price of our common stock has fluctuated from a low of $12.02 to a high of $32.85. The price of our common stock may continue to fluctuate substantially due to many factors, including:

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

We are an “emerging growth company” until the end of 2015 and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” for the remainder of the year will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain one until December 31, 2015, at which time we will cease to be an “emerging growth company.” Until we cease to be an “emerging growth company” we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports.

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

Sales of a significant number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our common stock. As of June 30, 2015, we had outstanding 27,896,315 shares of common stock, a significant number of which were subject to lock-up agreements that recently terminated. Moreover, holders of a significant number of shares of our common stock, including shares of our common stock issuable upon the exercise of stock options, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 23% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Recent Sales of Unregistered Equity Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the three months ended June 30, 2015.

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

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 24, 2014. From our IPO through June 30, 2015, we used approximately $9.7 million of the net proceeds from the IPO for research and development expenses and approximately $46.1 million for sales, marketing, working capital and general corporate purposes, for a total of $55.8 million.

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

Dated: August 10, 2015	Intersect ENT, Inc. (Registrant)

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