Form 10-Q
period 2015-09-30
Intersect ENT, Inc.
filed 2015-11-12
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Shares of common stock outstanding as of October 31, 2015 were 28,012,859.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$19,313	$13,403
Short-term investments, available-for-sale	111,739	35,040
Accounts receivable, net	8,455	8,337
Inventory	3,737	2,547
Prepaid expenses and other current assets	1,730	951

Total current assets	144,974	60,278
Property and equipment, net	3,113	1,474
Other non-current assets	260	1,201

Total assets	$148,347	$62,953

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,211	$2,128
Accrued compensation	8,702	5,085
Other current liabilities	1,455	898

Total current liabilities	13,368	8,111
Deferred rent	1,410	1,030

Total liabilities	14,778	9,141

Commitments and contingencies (note 10)

Stockholders’ equity
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at September 30, 2015 and December 31, 2014;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at September 30, 2015 and December 31, 2014;
Issued and outstanding shares: 28,010 at September 30, 2015 and 23,379 at December 31, 2014	28	23
Additional paid-in capital	251,076	150,410
Accumulated other comprehensive loss	(25)	—
Accumulated deficit	(117,510)	(96,621)

Total stockholders' equity	133,569	53,812

Total liabilities and stockholders' equity	$148,347	$62,953

(1)	Amounts have been derived from the December 31, 2014 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$14,232	$9,100	$42,802	$25,162
Cost of sales	2,877	2,576	8,573	7,256

Gross profit	11,355	6,524	34,229	17,906
Operating expenses:
Selling, general and administrative	16,420	9,667	43,157	24,616
Research and development	4,799	2,758	12,163	7,712

Total operating expenses	21,219	12,425	55,320	32,328

Loss from operations	(9,864)	(5,901)	(21,091)	(14,422)
Interest and other income	126	30	203	96
Interest and other expense	—	(14)	(1)	(350)

Net loss	$(9,738)	$(5,885)	$(20,889)	$(14,676)

Other comprehensive loss:
Unrealized (loss) gain on short-term investments	(11)	6	(25)	6

Comprehensive loss	$(9,749)	$(5,879)	$(20,914)	$(14,670)

Net loss per share, basic and diluted	$(0.35)	$(0.32)	$(0.82)	$(2.00)

Weighted average common shares used to compute net loss per share, basic and diluted	27,979	18,217	25,510	7,343

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(20,889)	$(14,676)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	541	434
Stock-based compensation expense	3,425	1,010
Amortization of net investment premium paid	487	12
Change in fair value of convertible preferred stock warrants	—	198
Forgiveness of notes receivable from related party	—	100
Changes in operating assets and liabilities:
Accounts receivable, net	(119)	(734)
Inventory	(1,190)	(483)
Prepaid expenses and other current assets	(779)	(778)
Other non-current assets	—	(38)
Accounts payable	1,109	592
Accrued compensation	3,617	1,264
Other current liabilities and deferred rent	885	86

Net cash used in operating activities	(12,913)	(13,013)

Investing activities:
Purchases of short-term investments	(138,927)	(34,390)
Sales of short-term investments	2,508	—
Maturities of short-term investments	59,209	—
Purchases of property and equipment	(1,203)	(291)

Net cash used in investing activities	(78,413)	(34,681)

Financing activities:
Proceeds from issuance of common stock	844	190
Repayments related to equipment loans	—	(1,365)
Repayments related to capital lease financing	—	(23)
Proceeds from public offering, net of issuance costs	96,392	55,831

Net cash provided by financing activities	97,236	54,633

Net increase in cash and cash equivalents	5,910	6,939
Cash and cash equivalents:
Beginning of the period	13,403	12,294

End of the period	$19,313	$19,233

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

Liquidity and Business Risks

As of September 30, 2015, the Company had cash, cash equivalents and short-term investments of $131.1 million, and an accumulated deficit of $117.5 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of September 30, 2015, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2015, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Recent Accounting Pronouncements

There have been no significant changes to the recent accounting pronouncements during the nine months ended September 30, 2015, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report except as described below.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) by one year. ASU 2014-09, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is now effective for all entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

3. Composition of Certain Financial Statement Items

Inventory (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$843	$761
Work-in-process	105	141
Finished goods	2,789	1,645

	$3,737	$2,547

Property and Equipment (in thousands):

	September 30, 2015	December 31, 2014
Computer equipment and software	$625	$546
Furniture and office equipment	364	158
Laboratory equipment	3,031	2,276
Leasehold improvements	1,263	128

	5,283	3,108
Less: accumulated depreciation and amortization	(2,170)	(1,634)

	$3,113	$1,474

Depreciation and amortization expenses were $0.2 million and $0.5 million during the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2014, respectively.

4. Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$3,128	$—	$—	$3,128	$1,971	$—	$—	$1,971
Money market funds	16,185	—	—	16,185	11,432	—	—	11,432
Corporate debt securities	80,057	1	(68)	79,990	28,797	3	(10)	28,790
Commercial paper	31,707	42	—	31,749	6,243	7	—	6,250

	$131,077	$43	$(68)	$131,052	$48,443	$10	$(10)	$48,443

Reported as:
Cash and cash equivalents				$19,313				$13,403
Short-term investments, available-for-sale				111,739				35,040

				$131,052				$48,443

Management has the intent and ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying balance sheets. As of September 30, 2015 and December 31, 2014, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2015 and year ended December 31, 2014. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$3,128	$—	$—	$3,128	$1,971	$—	$—	$1,971
Money market funds	16,185	—	—	16,185	11,432	—	—	11,432
Corporate debt securities	—	79,990	—	79,990	—	28,790	—	28,790
Commercial paper	—	31,749	—	31,749	—	6,250	—	6,250

	$19,313	$111,739	$—	$131,052	$13,403	$35,040	$—	$48,443

Reported as:
Cash and cash equivalents				$19,313				$13,403
Short-term investments, available-for-sale				111,739				35,040

				$131,052				$48,443

There were no transfers in and out of Level 1 and Level 2 during the three and nine months ended September 30, 2015 and year ended December 31, 2014.

Convertible Preferred Stock Warrant Liability

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which represent financial instruments with valuations classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Accordingly, the expense in the table below includes changes in fair value due in part to observable factors that are part of the Level 3 methodology (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning of the period	$—	$429	$—	$237
Exercised	—	—	—	(29)
Reclassified to equity	—	(406)	—	(406)
Change in fair value	—	(23)	—	198

End of the period	$—	$—	$—	$—

The fair value of the convertible preferred stock warrants was determined using the option pricing method, the probability weighted expected return method or Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	—	4.0	—	2.0
Expected volatility	—	44%	—	46%
Risk-free interest rate	—	1.2%	—	0.5%
Dividend yield	—	0.0%	—	0.0%

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

In January 2015, warrants issued in connection with a venture loan to purchase 47,554 shares of Series A convertible preferred stock were exercised for common stock through a cashless exercise provision. Net shares of 39,961 were issued and 7,593 shares were withheld for the exercise price.

In connection with the execution of the loan and security agreement (“Loan Agreement”) with Silicon Valley Bank in August 2013, warrants were issued to purchase the Company’s Series D convertible preferred stock. The Company cancelled the Loan Agreement in August 2014 and had not received any advances under the Loan Agreement. The warrants were exercisable for 5,803 shares of Series D convertible preferred stock at an exercise price of $6.89 per share. In February 2015, this warrant was exercised through a cashless exercise provision. Net shares of common stock of 4,024 were issued and 1,779 shares were withheld for the exercise price.

In March 2014, warrants to purchase 4,076 shares of Series A convertible preferred stock were exercised through a cashless exercise provision. Net shares of 2,431 were issued and 1,645 shares were withheld for the exercise price. The outstanding convertible preferred stock was subsequently converted to common stock in connection with the Company’s IPO in July 2014.

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

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Nine Months Ended September 30, 2015
	Options	Price
Outstanding, beginning of period	2,458	$4.84
Granted	1,140	22.99
Exercised	(464)	1.67
Forfeited	(65)	19.50
Expired	(46)	5.41

Outstanding, end of period	3,023	11.85

Vested and expected to vest	2,916	11.38

Exercisable	1,482	4.99

As of September 30, 2015, the aggregate pre-tax intrinsic value of options outstanding was $35.7 million and options outstanding and exercisable was $27.3 million, and the weighted-average remaining contractual term of options outstanding was 8.3 years and options outstanding and exercisable was 7.4 years. The aggregate pre-tax intrinsic value of options exercised was $11.1 million and $1.4 million during the nine months ended September 30, 2015 and 2014, respectively.

Total stock-based compensation expense recognized, before taxes, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$78	$14	$195	$36
Selling, general and administrative	1,103	390	2,710	870
Research and development	224	37	520	104

	$1,405	$441	$3,425	$1,010

As of September 30, 2015, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2019 related to unvested employee stock-based payment awards was $13.3 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 3.0 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

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

The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	6.0	6.0	6.0	6.0
Expected volatility	43%	56%	48%	58%
Risk-free interest rate	1.8%	1.8%	1.6%	1.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$12.21	$7.15	$10.72	$5.95

Option Modification

In April 2013, options held by the President and Chief Executive Officer, Ms. Earnhardt, a related party, were modified to permit exercise with promissory notes of up to $0.5 million. Under the terms of the notes, one quarter of the principal and interest was to be forgiven on each anniversary date of the note as long as Ms. Earnhardt remains the Company’s Chief Executive Officer. In addition, the entire principal and interest of the notes was to be forgiven on the earlier of an initial public offering or the closing of a liquidation event (as defined in the certificate of incorporation), in each case where total proceeds payable to the Company or its stockholders is greater than $200.0 million. The Company had the option to accelerate the maturity date if, at the Company’s reasonable discretion, such acceleration may be necessary due to any applicable law, rule or regulation, including, without limitation, the Sarbanes-Oxley Act of 2002. The economic effect of the modification was equivalent to converting options to purchase 0.6 million shares to a grant of restricted stock with four-year vesting and a contingent vesting acceleration provision. The incremental cost of the modification was $0.3 million, of which $4,000 and $15,000 was recognized during three and nine months ended September 30, 2015, respectively, and $0.2 million was recognized during both the three and nine months ended September 30, 2014.

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

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	1.3	—	1.3	—
Expected volatility	35%	—	35%	—
Risk-free interest rate	0.3%	—	0.3%	—
Dividend yield	0.0%	—	0.0%	—
Weighted average fair value	$7.60	$—	7.60%	$—

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

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,738)	$(5,885)	$(20,889)	$(14,676)

Weighted average common stock outstanding (1)	27,979	18,217	25,510	7,343

Net loss per share, basic and diluted (1)	$(0.35)	$(0.32)	$(0.82)	$(2.00)

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into common stock on a one-for-one basis.

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported, in common stock equivalent shares (in thousands):

	September 30,
	2015	2014
Common stock warrants	—	53
Common stock options	3,023	2,308
ESPP	47	—

	3,070	2,361

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

The warrant was fully exercised in May 2015. The cost of the patents were included in research and development expense, since substantial research and development efforts were required at the time of the payment of these amounts and there was no alternative future use of the technology rights. A $35,000 cash payment was made in 2012, since one additional patent claim was allowed by the U.S. Patent Office. The Company recorded $35,000 in research and development expense related to this agreement for the year ended December 31, 2012. An additional $80,000 cash payment will be due upon the first achievement of net sales of products incorporating this technology exceeding $1.0 million in a given calendar year. Such additional payment was not due as of September 30, 2015 and December 31, 2014, since this technology is unrelated to the Company’s current activities.

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

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients include those needing and electing surgery, those who have not had sinus surgery and those that have had one or more surgeries but continue to suffer from symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL has been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, including a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses following sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of 30 days, before being fully absorbed into the body.

•	Seeking approval for the use of PROPEL mini in the frontal sinus. We announced preliminary topline data from the PROGRESS trial, designed to evaluate the safety and efficacy of PROPEL mini when placed in the frontal sinuses following surgery, showing that the study met its primary efficacy endpoint and demonstrating a statistically significant 38% relative reduction in the need for post-operative interventions compared to surgery alone. We submitted a supplemental premarket approval submission to the FDA in September 2015 seeking approval to expand the indication of PROPEL mini to treat patients undergoing frontal sinus surgery.

•	Conducting clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed three studies of RESOLVE in a total of 117 patients and in December 2014, we commenced RESOLVE II, a phase III trial enrolling 300 patients to assess the safety and efficacy of the product.

•	Conducting clinical trials of NOVA, a steroid releasing implant designed to fit the ostia, or openings, of the dependent sinuses following enlargement of the sinuses. While sinus enlargement is performed on both revision and primary patients, NOVA has the potential to provide, in conjunction with balloon openings, a less invasive procedure performed in the physician’s office for patients with primary chronic sinusitis who have not had sinus surgery. We commenced enrollment of the second cohort of patients in the PROGRESS study in July 2015. This phase of the PROGRESS study is an 80-patient prospective randomized blinded multicenter trial designed to assess the safety and efficacy of NOVA when placed in the frontal sinuses following sinus surgery.

We have expanded our sales organization and we intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We are working to maintain or increase the account activity of current physician users and to expand our physician user base in order to grow our business.

In June 2015, we completed our follow-on offering by issuing 4,119,300 shares of common stock at an offering price of $25.00 per share, for net proceeds of approximately $96.4 million, after deducting underwriting discounts and commissions and offering expenses.

Components of Our Results of Operations

Revenue

All of our revenue is currently derived from sales of PROPEL and PROPEL mini in the United States. We expect our revenue to increase as we expand our sales, marketing and reimbursement infrastructure and increase awareness of our products. We also expect our revenue to fluctuate from quarter to quarter due to a variety of factors. In the first quarter of any calendar year, our results can be impacted by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay or decline elective procedures such as functional endoscopic sinus surgery, or FESS. In the second quarter, demand may be impacted by the seasonal nature of allergies, the resultant onset of sinus-related symptoms and the growth of high deductible insurance plans which may cause patients to delay or decline elective surgery until their deductible is met later in the year. In the third quarter, the number of FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be impacted by the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans.

Our currently approved products are commonly treated as general supplies utilized in sinus surgery and are paid for as part of the FESS procedure. We believe that establishment of reimbursement codes specific to the use of drug releasing implants for chronic sinusitis is an important factor in expanding access to our products, especially in the physician office setting.

All of our revenue is based in the U.S. and no single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2015 and 2014.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, information technology, human resource functions and business development. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit and Sarbanes-Oxley Act of 2002 compliance fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure to drive and support the anticipated growth in revenue and incur additional legal, accounting, insurance and other professional service fees associated with being a public company.

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

There have been no significant changes to our significant accounting policies during the nine months ended September 30, 2015, as compared to the significant accounting policies described in our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

See Note 2 of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the nine months ended September 30, 2015.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands, except percentages)
Revenue	$14,232	$9,100	$42,802	$25,162
Cost of sales	2,877	2,576	8,573	7,256

Gross profit	11,355	6,524	34,229	17,906
Gross margin	80%	72%	80%	71%

Operating expenses:
Selling, general and administrative	16,420	9,667	43,157	24,616
Research and development	4,799	2,758	12,163	7,712

Total operating expenses	21,219	12,425	55,320	32,328

Loss from operations	(9,864)	(5,901)	(21,091)	(14,422)
Interest and other income (expense), net	126	16	202	(254)

Net loss	$(9,738)	$(5,885)	$(20,889)	$(14,676)

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenue

Revenue increased $5.1 million, or 56%, to $14.2 million during the three months ended September 30, 2015, compared to $9.1 million during the three months ended September 30, 2014, and increased $17.6 million, or 70%, to $42.8 million during the nine months ended September 30, 2015, compared to $25.2 million during the nine months ended September 30, 2014. The growth in revenue was attributable to an increase in unit sales of PROPEL and PROPEL mini from 13,000 units to 19,800 units, or 52%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, respectively, and from 35,800 units to 59,300 units, or 66%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, respectively. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations.

Cost of Sales and Gross Margin

Cost of sales increased $0.3 million, or 12%, to $2.9 million during the three months ended September 30, 2015, compared to $2.6 million during the three months ended September 30, 2014, and increased $1.3 million, or 18%, to $8.6 million during the nine months ended September 30, 2015, compared to $7.3 million during the nine months ended September 30, 2014. The increase in cost of sales was primarily attributable to the growth in the number of PROPEL and PROPEL mini units sold.

Gross margin for the three months ended September 30, 2015, increased to 80%, compared to 72% for the three months ended September 30, 2014, and for the nine months ended September 30, 2015, increased to 80%, compared to 71% for the nine months ended September 30, 2014. The increase in gross margin was primarily due to the growth in unit sales during the three and nine months ended September 30, 2015, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units. The fixed portion of our manufacturing overhead allows our cost of sales to grow at a slower rate than our revenue.

Selling, General and Administrative Expenses

SG&A expenses increased $6.7 million, or 70%, to $16.4 million during the three months ended September 30, 2015, compared to $9.7 million during the three months ended September 30, 2014, and increased $18.6 million, or 75%, to $43.2 million during the nine months ended September 30, 2015, compared to $24.6 million during the nine months ended September 30, 2014. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL mini.

The primary component of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $4.3 million and $12.7 million for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively, as we increased headcount to 122 as of September 30, 2015, compared to 86 as of September 30, 2014. In addition, other SG&A expenses increased $2.4 million and $5.9 million for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively, primarily due to an increase in headcount and expenses associated with being a public company.

Research and Development Expenses

R&D expenses increased $2.0 million, or 74%, to $4.8 million during the three months ended September 30, 2015, compared to $2.8 million during the three months ended September 30, 2014, and increased $4.5 million, or 58%, to $12.2 million during the nine months ended September 30, 2015, compared to $7.7 million during the nine months ended September 30, 2014. The increase in R&D expenses was primarily due to an increase in personnel costs as we increased headcount and clinical trial costs.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $0.1 million to $0.1 million of income during the three months ended September 30, 2015, compared to $16,000 of income during the three months ended September 30, 2014. Interest and other income (expense), net, increased $0.5 million to $0.2 million of income during the nine months ended September 30, 2015, compared to $0.3 million of expense during the nine months ended September 30, 2014. The changes in interest and other expense, net were primarily attributable to the fair value adjustments of the preferred stock warrants and interest income. The preferred stock warrants were converted to common stock warrants upon the completion of our IPO in July 2014, and are no longer required to be marked-to-market at each reporting period.

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had cash, cash equivalents and short-term investments of $131.1 million and an accumulated deficit of $117.5 million, compared to cash and cash equivalents of $48.4 million and an accumulated deficit of $96.6 million as of December 31, 2014. In June 2015, we completed our follow-on offering, issuing 4,119,300 shares of common stock at an offering price of $25.00 per share yielding net proceeds of $96.4 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

	Nine Months Ended September 30,
	2015	2014
(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,913)	$(13,013)
Investing activities	(78,413)	(34,681)
Financing activities	97,236	54,633

Net increase in cash and cash equivalents	$5,910	$6,939

Net Cash Used in Operating Activities

During the nine months ended September 30, 2015, net cash used in operating activities was $12.9 million, consisting primarily of a net loss of $20.9 million, partially offset by non-cash charges of $4.5 million and a decrease in net operating assets of $3.5 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The non-cash charges primarily consisted of stock-based compensation expense. The decrease in net operating assets is primarily due to an increase in accrued compensation and accounts payable, partially offset by an increase in inventory.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities was $78.4 million, consisting primarily of net purchases of short-term investments, available-for-sale, of $77.3 million.

During the nine months ended September 30, 2014, net cash used in investing activities was $34.7 million, consisting of purchases of short-term investments, available-for-sale, of $34.4 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $97.2 million, consisting primarily of net proceeds from our follow-on offering of $96.4 million.

During the nine months ended September 30, 2014, net cash provided by financing activities was $54.6 million, consisting primarily of net proceeds from our IPO of $55.8 million, partially offset by the repayments in full of our equipment loan entered into in September 2012.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of September 30, 2015, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2014, were $8.3 million, as reported in our Annual Report. Our contractual obligations as of September 30, 2015, have not significantly changed from December 31, 2014.

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

As of September 30, 2015, we had cash, cash equivalents and short-term investments of $131.1 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at September 30, 2015 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of September 30, 2015, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. No single customer represented more than 10% of our accounts receivable as of September 30, 2015 and December 31, 2014.

Foreign Currency Risk

Our business is conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risk factors discussed in this quarterly report on Form 10-Q, and all other information contained in this report, before making an investment decision. If any of the risks discussed in this report actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. The risks facing our business have not changed substantively from those discussed in our Annual Report, except for those risks marked with an asterisk (*).

Risks Related to Our Business

We have incurred significant operating losses since inception and may not be able to achieve profitability.

We have incurred net losses since our inception in 2003. We had a net loss of $20.9 million for the nine months ended September 30, 2015, and had net losses of $18.4 million for each of the years ended December 31, 2014 and 2013. As of September 30, 2015, we had an accumulated deficit of $117.5 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

All of our revenue is generated from our PROPEL and PROPEL mini steroid releasing implants and we are completely dependent on the success of these products. If these products fail to gain widespread market acceptance, our business will suffer.*

We started selling PROPEL in August 2011 and PROPEL mini in November 2012. We expect that sales of these products will account for substantially all of our revenue for the foreseeable future and therefore our ability to become profitable will depend upon the commercial success of these products. We market these products primarily to ear, nose and throat, or ENT, physicians who may be slow, or fail to adopt our products or who may use our products in only a small percentage of their patients undergoing sinus surgery for a variety of reasons, including, among others:

•	lack of experience with our products;

•	lack of availability of adequate coverage and reimbursement for hospitals, ambulatory surgery centers and physicians;

•	lack of evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

•	lack of clinical data supporting patient benefits beyond six months; and

•	liability risks generally associated with the use of new products and procedures.

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

We started selling our first approved product, PROPEL, on a limited basis in August 2011. We subsequently started selling PROPEL mini in November 2012, and in the first half of 2013 we began to expand and scale our direct sales and marketing organizations in the United States. As a result, we have limited experience marketing and selling our steroid releasing implants. As of September 30, 2015, our direct sales organization, including marketing, customer service and reimbursement, consisted of 122 employees, having increased from 97 employees as of December 31, 2014. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales representatives fail to adequately promote, market and sell our products, our sales may suffer.

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded companies, including Medtronic, Olympus, Johnson & Johnson, Stryker, Smith & Nephew and Entellus. Most of these companies enjoy several competitive advantages, including:

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

Our past growth has provided, and our future growth may create, challenges to our organization. From December 31, 2014, to September 30, 2015, the number of our employees increased from 212 to 266. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. As a public company, we will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities. This growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures and securing a sufficient amount of office space for additional personnel. If we fail to manage these challenges effectively, our business could be harmed.

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

We expect to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Securities and Exchange Commission, or the SEC, and NASDAQ. These rules and regulations are expected to increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. However, because these rules and regulations are often subject to varying interpretations, it is difficult to accurately estimate or predict the amount or timing of these additional costs. Further, the lack of specificity of many of the rules and regulations may result in an application in practice that may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our steroid releasing implants are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. The Premarket Approval, or PMA, and New Drug Application, or NDA, approval processes can be expensive and lengthy. Despite the time, effort and cost required to obtain approval, there can be no assurance that any product that we intend to commercialize in the future will be approved by the FDA in a timely fashion, if at all. For example, we do not have prior experience in obtaining approval of an NDA, which could delay or adversely affect our ability to obtain approval for RESOLVE.

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

If we expand our operations outside the United States, our products and operations will be required to comply with standards set by foreign regulatory bodies, and those standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to comply with any of these standards adequately, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. For example, in Europe, we are subject to a conformity assessment procedure under which a so-called Notified Body, an organization accredited by a member state of the European Economic Area, or EEA, which will audit and examine our quality system for the manufacture, design, and release of our products and confirm adherence with applicable regulatory requirements. If we fail to maintain a CE mark in accordance with these requirements, we would be precluded from selling our products in the EEA. Any such action or circumstance may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.

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

If the third parties on which we rely to conduct our clinical trials do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.*

We often must rely on third parties, such as medical institutions, clinical investigators and contract laboratories to conduct our clinical trials and provide data or prepare deliverables for our PMA or NDA submissions. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

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

There are numerous U.S. federal and state healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ambulatory surgery centers, group purchasing organizations and our international distributors are subject to scrutiny under these laws. Violations of these laws can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

•	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal criminal False Claims Act, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;

•	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented, a claim to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•	the federal Foreign Corrupt Practices Act of 1997, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and

•	foreign or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

The Affordable Care Act imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports specified medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $29 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. We anticipate that primarily all sales of our products in the United States will be subject to this 2.3% excise tax. During the nine months ended September 30, 2015, and the years ended December 31, 2014 and 2013, we recognized $0.8 million, $0.7 million and $0.3 million, respectively, in tax expense associated with the medical device tax in the United States which is included in selling, general and administrative expenses.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through October 31, 2015, the price of our common stock has fluctuated from a low of $12.02 to a high of $32.85. The price of our common stock may continue to fluctuate substantially due to many factors, including:

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

We are an “emerging growth company” until the end of 2015 and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” for the remainder of the year will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain one until December 31, 2015, at which time we will cease to be an “emerging growth company.” Until we cease to be an “emerging growth company” we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In addition, as an “emerging growth company” we have not been required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

A significant portion of our total outstanding shares are owned by our pre-IPO investors and could be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.*

Sales of a significant number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a significant number of shares intend to sell their shares, could result in a decrease in the market price of our common stock. Moreover, holders of a significant number of shares of our common stock, including shares of our common stock issuable upon the exercise of stock options, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.*

We will be required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal control over financial reporting, and our auditors will be required to express an opinion on the effectiveness of our internal controls, beginning with our Annual Report on Form 10-K for the year ended December 31, 2015. Our management assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2015.

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

Dated: November 12, 2015	Intersect ENT, Inc. (Registrant)

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