Form 10-K
period 2015-12-31
Intersect ENT, Inc.
filed 2016-02-25
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates, was approximately $707,886,000. Shares of common stock held by each officer, director and our affiliates have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2016 was 28,176,941.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

INTERSECT ENT, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended

December  31, 2015

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2015, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

Item 1.	Business

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients include those needing and electing surgery, those who have not had sinus surgery and those that have had one or more surgeries but continue to suffer from symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL has been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, including a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses following sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days, before being fully absorbed into the body.

•	Seeking approval for the use of PROPEL mini in the frontal sinus. We announced preliminary topline data from the PROGRESS trial, designed to evaluate the safety and efficacy of PROPEL mini when placed in the frontal sinuses following surgery, showing that the study met its primary efficacy endpoint and demonstrating a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone. We submitted a supplemental premarket approval submission to the FDA in September 2015 seeking approval to expand the indication of PROPEL mini to treat patients undergoing frontal sinus surgery.

•	Conducting clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed three studies of RESOLVE in a total of 117 patients and in December 2014, we commenced RESOLVE II, a phase III trial enrolling 300 patients to assess the safety and efficacy of the product.

•	Conducting clinical trials of NOVA, a steroid releasing implant designed to fit the ostia, or openings, of the dependent sinuses following enlargement of the sinuses. While sinus enlargement is performed on both revision and primary patients, NOVA has the potential to provide, in conjunction with balloon opening, a less invasive procedure performed in the physician’s office for patients with primary chronic sinusitis who have not had sinus surgery. We commenced enrollment of the second cohort of patients in the PROGRESS study in July 2015. This phase of the PROGRESS study is an 80-patient prospective randomized blinded multicenter trial designed to assess the safety and efficacy of NOVA when placed in the frontal sinuses following opening of the sinus.

According to the Centers for Disease Control and Prevention, or CDC, approximately 12% of the U.S. adult population, or 29 million people, are affected by chronic sinusitis, making it more prevalent than heart disease and asthma. Chronic sinusitis is an inflammatory condition in which the sinus lining becomes swollen and inflamed, leading to significant patient morbidity. Chronic sinusitis significantly impacts the quality of life of patients, including difficulty breathing, chronic headaches, recurrent infections, bodily pain and loss of sense of smell and taste. These persistent symptoms can severely impact a patient’s day-to-day well-being, resulting in frequent doctor visits and lost work productivity and can lead to chronic fatigue and depression. Chronic sinusitis is managed by a combination of medical management and surgical intervention. The first line of therapy is medical management involving antibiotics, anti-inflammatory steroids and decongestants. Sinusitis is the most common reason for adult outpatient antibiotic use in the United States, comprising 11% of all antibiotic prescriptions. Patients whose symptoms persist despite medical management are recommended to undergo functional endoscopic sinus surgery, or FESS. FESS is performed in the operating room to open the blocked sinus pathways by removing inflamed tissue and bone using surgical tools. Although sinus surgery can be effective, a majority of patients experience recurrent symptoms which commonly necessitate additional treatment with medications and surgery.

We estimate that there are more than 3.5 million people with chronic sinusitis who are managed by ENT physicians in the United States each year, many of whom we believe could benefit from products that incorporate our drug releasing bioabsorbable implant technology. Our target market includes approximately 540,000 patients who undergo FESS for chronic sinusitis each year in the United States, with about 85% of those patients receiving treatment of the ethmoid sinus and 25-30% receiving treatment of the frontal sinus and some patients receiving treatment for multiple sinuses. Our target market also includes approximately 635,000 patients who have previously undergone FESS but continue to suffer symptoms of chronic sinusitis primarily due to polyp recurrence, and 800,000 patients who have chronic sinusitis but have not had FESS. This surgery incidence includes patients who are under the age of 18 and surgeries on the frontal sinuses, both of which represent potential expanded future indications for PROPEL and PROPEL mini and would require FDA approval.

While our current commercial focus is the U.S. market, PROPEL and PROPEL mini do have CE Mark. We plan to initiate efforts that will allow for future expansion into international geographies. Approximately 450,000 and 250,000 FESS procedures are performed annually in the Asia Pacific and European regions, respectively. We intend to target four to six large markets in these regions. Our commercialization strategy will consider several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support.

As of December 31, 2015, we estimate that approximately 2,000 accounts have stocked PROPEL for use by ENT physicians. Our current stocking price in the majority of our accounts is $750 per unit. Based on the number of units shipped as of December 31, 2015, we estimate that physicians have treated over 100,000 patients with our PROPEL implants. For the years ended December 31, 2015, 2014 and 2013, we generated revenue of $61.6 million, $38.6 million and $17.9 million, respectively, and had a net loss of $26.6 million, $18.4 million and $18.4 million, for each respective year. As of December 31, 2015, we had an accumulated deficit of $123.3 million.

We have expanded our sales organization to include 74 territory managers as of December 31, 2015, an increase of 42% over 52 territory managers as of December 31, 2014. We intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We have developed a base of recurring revenue that we expect will support future revenue growth, and in addition, we intend to seek to add new physician users and to expand the frequency of use among current physician users.

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

Medical Management

The first line of therapy for chronic sinusitis is medical management, which typically includes prescribed antibiotics, anti-inflammatory steroids and decongestants. Despite limited efficacy of use of antibiotics in this patient population and the consequence of increasing bacterial resistance, we believe there is pervasive overuse of these drugs, which could lead to patient resistance and has resulted in sinusitis being identified as a major target in national efforts to reduce unnecessary medical intervention. Sinusitis is the most common reason for adult outpatient antibiotic use in the United States, comprising 11% of all antibiotic prescriptions. In addition, physicians often prescribe decongestants and other drugs to target mucus accumulation.

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

Of note, medical management is not only used as a first line of therapy for patients afflicted with primary chronic sinusitis, situations in which patients have not had sinus surgery, but also for patients who have recurrent symptoms despite having sinus surgery. Patients in both stages of the condition are managed medically and hence are subject to the limitations described above.

Sinus Surgery

In cases where patients are symptomatic despite medical management, a physician may recommend FESS. In the FESS procedure, the physician enlarges the inflamed and obstructed sinus pathways by removing inflamed tissue and bone in order to facilitate normal sinus drainage and aeration. First introduced in the United States in the 1980s, FESS is considered the standard of care for surgical intervention to treat chronic sinusitis. During most procedures, the honeycomb-like cells of the ethmoid sinuses are removed, resulting in one large open cavity. ENTs may also enlarge the frontal sinus by either surgically removing tissue or via balloon dilation.

FESS is typically performed under general anesthesia in an operating room. During the procedure, a physician inserts an endoscope into the nasal cavity to provide visualization of the patient’s anatomy. Surgical instruments, powered cutting tools and balloon dilation devices are used to remove or dilate obstructive tissue and bone. Following the surgical intervention, physicians often pack the newly opened ethmoid sinuses with gauze or other obstructive sinus packing materials to hold the sinus cavities open. A follow-up office visit is required several days after the procedure to remove the sinus packing materials and an additional one to two follow-up visits typically occur over the first four to six weeks following surgery to monitor for and treat complications.

While FESS is the standard of care for treating chronic sinusitis, it has several limitations:

•	Limited effectiveness. Inflammation and scarring in the postoperative period are common and can compromise the surgical result by negatively impacting the ability of the sinuses to heal. This increases the need for continued medical management and additional surgical procedures. Within the first year after surgery, approximately 64% of patients experience recurrent symptoms.

•	Limited ability to address postoperative inflammation. While oral steroids prescribed postoperatively can be effective at addressing inflammation and scarring, the required doses are significant and can result in serious systemic side effects, including glaucoma, bone loss, weight gain, and psychosis. Further, oral steroids have restricted use in diabetic individuals, patients with glaucoma and certain psychological disorders. We believe, as a result, only 20% of physicians prescribe them routinely after surgery. The absence of anti-inflammatory steroid therapy leaves the surgical wound susceptible to postoperative complications.

•	Pain and discomfort during postoperative period. During surgery, an ENT physician typically places sinus packing materials into the ethmoid sinuses to physically separate tissues in an attempt to prevent scarring and adhesions. Following surgery, physicians see patients two to three times in order to monitor for and, if necessary, to treat complications as well as remove these sinus packing materials. The sinus packing materials are removed by pulling or suctioning them from the newly opened cavity, a painful and time-consuming process, often necessitating pain medication. Moreover, the use of sinus packing materials obstructs the newly opened sinuses, leading to patient symptoms of congestion and discomfort. Despite the use of packing materials, scarring and adhesions are common, necessitating painful removal of additional tissue during postoperative treatments.

•	Potential for revision surgery. Within the first year after FESS, approximately 10% of patients will return to the operating room to undergo a revision procedure, while additional patients will return for a revision procedure after one year. We believe the risk of potential revision surgery is a significant deterrent to some patients that would otherwise undergo FESS for chronic sinusitis.

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

We believe that because of the limitations of medical management and lack of disease resolution after FESS, many chronic sinusitis patients remain undertreated. We estimate that only a third of patients recommended for sinus surgery proceed with the potentially beneficial procedure, which we believe is due to its limitations and high risk for additional medical management and surgical revision. While balloon dilation has been introduced to open frontal, maxillary and sphenoid sinuses, or dependent sinuses, in a less invasive manner, balloons are not designed to treat disease in the most commonly involved sinuses, the ethmoids, and they do not address the underlying inflammation associated with chronic sinusitis. We believe that an opportunity exists to reach these undertreated patients by providing a more effective option to address their inflammatory disease, while improving the overall outcomes of FESS.

Our Solution

We are building a portfolio of products based on our drug releasing bioabsorbable implant technology that are designed to provide localized drug delivery to treat patients across the continuum of care in chronic sinusitis. In addition to the approved commercial uses of PROPEL and PROPEL mini in the ethmoid sinuses, we are conducting trials to expand the use of PROPEL mini in the frontal sinus and to evaluate two new products, NOVA, a product that has the potential to treat primary patients who have never received sinus surgery, and RESOLVE, designed to treat patients with recurrent sinusitis who might otherwise be candidates for an additional FESS procedure.

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

Our Commercial and Clinical Stage Products

Our two commercial products, PROPEL and PROPEL mini are indicated for use following ethmoid sinus surgery. In addition, we have submitted a PMA supplement to seek approval to expand the use of PROPEL mini following frontal sinus surgery and we are conducting clinical trials to evaluate two new products, RESOLVE and NOVA, for treatment of patients across the continuum of care in chronic sinusitis.

NOVA Office Treatment for Primary CS Patients	PROPEL/PROPEL mini Treatment to Improve Surgical Outcomes	RESOLVE Office Treatment for Recurrent CS Patients

PROPEL and PROPEL mini

Our steroid releasing implants are the first and only FDA-approved drug releasing implants for chronic sinusitis sufferers and are indicated for use in patients 18 years or older following ethmoid sinus surgery to maintain patency. We submitted a supplemental premarket approval submission to the FDA in September 2015 seeking approval to expand the indication of PROPEL mini to treat patients undergoing frontal sinus surgery. Our PROPEL implants are designed to improve the outcomes of sinus surgery by holding open the sinus passageways, thereby reducing postoperative inflammation and scarring. These implants are inserted by a physician under endoscopic visualization following sinus surgery in the ethmoids. Once inserted, the self-expanding implants conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid, mometasone furoate, directly to the sinus lining over a period of approximately 30 days. Mometasone furoate, which is available generically, is the active ingredient in NASONEX, a nasal spray used to treat allergic rhinitis and other indications. The implants fully absorb into the body over a period of four to six weeks or are removed at the discretion of a physician during a routine office visit. Once absorbed or removed, the implant no longer provides structural support.

The graphic below illustrates the operation of PROPEL and PROPEL mini in the ethmoid sinuses:

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

We designed the steroid drug release of PROPEL for a duration of approximately 30 days to match the postoperative healing cycle characterized in published medical literature. We selected mometasone furoate as the anti-inflammatory agent among numerous evaluated compounds based on three important characteristics: absorbability, binding affinity and low systemic bioavailability. The compound preferentially absorbs into the sinus lining instead of the surrounding mucous fluid. The drug has the highest glucocorticoid receptor binding affinity, making it highly potent in preventing inflammation once within tissue. Glucocorticoid receptors are the molecules in the surface membranes of cells throughout the body to which corticosteroids chemically bind. Additionally, the compound has low systemic bioavailability, meaning that it has negligible systemic safety side effects.

The PROPEL mini implant, is a smaller version of PROPEL and is manufactured from the same bioabsorbable polymer fiber and with the same drug releasing coating and other design characteristics. The nominal expanded implant length of the PROPEL mini is 16 millimeters. The profile of the delivery system is smaller, facilitating treatment of smaller anatomy. The distal tip is curved to allow for treatment of the ethmoid as well as additional sinuses as future indications are obtained. A crimper, loading tool and funnel are provided in the product kit to assist in the crimping and loading of the implant into the delivery system.

PROPEL and PROPEL mini steroid releasing implants	PROPEL and PROPEL mini implant delivery systems

We believe the principal benefits of our PROPEL steroid releasing implants when placed in the ethmoid sinuses include:

•	Improved surgical outcomes. Our PROPEL implants have been clinically proven to improve FESS results by reducing postoperative inflammation and scarring. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies, our PROPEL implants provided a 46% relative reduction in inflammation and a 70% relative reduction in scarring compared to the control implant. Postoperative complications, such as inflammation and polyps as well as scarring or adhesions, are common reasons for FESS failure.

•	Targeted steroid therapy to address postoperative inflammation. Our PROPEL implants are the first and only FDA approved drug releasing bioabsorbable sinus implants. They deliver an anti-inflammatory steroid postoperatively directly to the sinus lining in a controlled fashion over a period of approximately 30 days, which helps in the wound healing process. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies, our PROPEL implants reduced the need for oral steroids by 40% compared to the control implant.

•	Reduced pain and discomfort during postoperative period. Our PROPEL implants improve postoperative care. Once inserted, the self-expanding implants are designed to conform to and hold open the surgically enlarged ethmoid sinuses until fully absorbed into the body, which improves wound healing without obstructing the sinuses and causing congestion. Our steroid releasing implants are designed to obviate the need for sinus packing materials, which can be a significant source of postoperative pain and discomfort. Our PROPEL implants significantly reduce scarring and adhesions, which reduces the potential for pain in postoperative treatments.

•	Reduced surgical revisions. In clinical studies, our PROPEL implants demonstrated a significant reduction in the need for postoperative surgical intervention. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies, our PROPEL implants provided a 35% relative reduction in the need for postoperative oral steroids and surgical intervention compared to the control implant. We believe that patients who have been deterred by the high revision rates associated with FESS may now consider surgical intervention to treat their chronic sinusitis condition.

Similarly, based on the topline data we released from our PROGRESS study, a prospective, randomized, blinded, multicenter trial to assess the safety and efficacy of the PROPEL mini steroid releasing sinus implant when used following frontal sinus surgery, this use of PROPEL mini demonstrated a statistically significant 38% relative reduction in the need for postoperative interventions, such as the need for additional surgical procedures or need for oral steroid prescription, compared to surgery alone.

We believe these benefits will help expand the size of the FESS market as referring physicians increase their prescription of surgical intervention for chronic sinusitis and more patients elect to undergo sinus surgery to treat their condition.

RESOLVE

Our PROPEL steroid releasing implants are clinically proven to improve surgical results for patients undergoing FESS, reducing the need for postoperative surgical and steroid intervention. However, given the underlying chronic inflammation associated with this condition, recurrent obstruction of the sinus cavity can occur over time following sinus surgery, especially in patients afflicted with polyps, a sign of severe inflammation. Improving care of such chronic patients holds meaningful opportunity to significantly reduce healthcare costs by preventing revision surgery. We are developing the RESOLVE steroid releasing implant that can be placed in the physician office setting during a routine visit as an alternative treatment option for patients who are candidates for revision surgery. The implant is based on the same drug releasing bioabsorbable implant technology as PROPEL, but is designed to have greater radial strength in order to dilate an obstructed, polyp-filled sinus cavity, and deliver drug for an extended period of time. RESOLVE is subject to regulation as a drug product and will require the submission to the FDA of a New Drug Application, or NDA, and approval of the NDA before we can make RESOLVE commercially available in the U.S. We intend to pursue the NDA for this implant under Section 505(b)(2) of the FDCA. Section 505(b)(2) would enable us to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of our NDA.

NOVA

We are also developing NOVA, a steroid releasing implant designed to fit the ostia, or openings, of the dependent sinuses following sinus enlargement in the operating room or in the office. NOVA has the potential to provide a cost-effective, less invasive solution for these patients. It is designed to facilitate delivery and placement in patients who have primary disease in the office setting and hence has a smaller size and lower profile than PROPEL mini. Therefore, we believe this product will further expand the addressable patient population to those that are either indicated for sinus surgery and choose not to proceed or those with less severe disease that would otherwise be treated with medical management. We have completed a 15 patient multicenter, non-randomized clinical study to assess the feasibility of this implant and are enrolling a prospective, randomized, blinded, multicenter trial of 80 patients designed to assess implant safety and efficacy in the frontal sinus.

Our family of drug releasing implants consists of bioabsorbable polymers that control local drug release and provide structural support to adjacent tissues during the healing process, while the implant is gradually and fully absorbed into the body. We believe the development, manufacturing, and regulatory approval for products incorporating this technology requires capabilities in polymer science, drug delivery, analytical testing and combination products. These competencies allow our technical team to tailor drug formulation, polymer design, drug release duration, implant radial strength and degradation period to meet different clinical needs. This expertise has been utilized in the development of PROPEL and PROPEL mini and is currently being leveraged in the development of our pipeline products. Any new products we develop, or changes that we make in the therapeutic agent used in PROPEL or PROPEL mini, will require FDA approval prior to commercialization in the United States.

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

Clinical Trial Findings and In-Process Studies

PROPEL and PROPEL mini

PROPEL and PROPEL mini Ethmoid Sinus Studies. The safety and efficacy of PROPEL has been studied in three prospective, multicenter clinical trials conducted in the United States enrolling a total of 205 patients. The principal safety and efficacy information is derived from the ADVANCE II randomized clinical trial and is supported by the ADVANCE clinical trial and an initial pilot study. A meta-analysis that pooled data from the ADVANCE II study and the initial pilot study provides further evidence of efficacy. In all three studies, implants were placed following ethmoid sinus surgery, or ethmoidectomy, which entails removal of the honeycomb-like partitions between the ethmoid sinuses in order to create larger sinus cavities.

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

PROPEL mini Frontal Sinus Study. We have completed a prospective, randomized blinded multicenter clinical trial to support an expanded indication for placement of PROPEL mini in the frontal sinuses called PROGRESS. PROPEL mini is currently indicated for placement in the ethmoid sinuses. As many as one in four patients undergoing sinus surgery for chronic sinusitis suffers from frontal sinus disease. We enrolled 80 patients in the study using an intra-patient control design to assess both safety and efficacy of PROPEL mini when placed following surgery of the frontal sinus, compared to surgery alone. The primary efficacy endpoint is the reduction in need for postoperative interventions such as the need for surgical intervention or oral steroids. In August 2015, we announced preliminary topline data from the PROGRESS trial, designed to evaluate the safety and efficacy of PROPEL mini when placed in the frontal sinuses following surgery, showing that the study met its primary efficacy endpoint and demonstrating a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone. We submitted a supplemental premarket approval submission to the FDA in September 2015 seeking approval to expand the indication of PROPEL mini to treat patients undergoing frontal sinus surgery.

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

The RESOLVE Study. We have completed the RESOLVE study, a Phase II prospective, randomized, blinded, multicenter clinical trial to study the safety and efficacy of the RESOLVE implant when placed in the office setting. The study enrolled 100 patients who suffered from chronic sinusitis due to recurrent ethmoid sinus obstruction so severe that revision surgery was indicated. The study met its primary safety endpoints, with 100% implant placement success, no ocular issues observed and no device-related serious adverse events. In addition, findings through the first 90 days of the six-month study demonstrated:

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

RESOLVE II Study. We have initiated the RESOLVE II study, a pivotal Phase III clinical trial enrolling 300 patients at up to 45 U.S. centers. Primary study endpoints include assessment of improvements in both patient-

reported symptoms and objective endoscopic outcomes as determined by clinical investigators and by an independent panel of surgeons. The RESOLVE II study builds upon our recently completed RESOLVE clinical study and is designed to provide safety and efficacy data to support the NDA.

NOVA

We are also developing NOVA, a steroid releasing implant designed to fit the ostia, or openings, of the dependent sinuses following enlargement of the sinuses. While sinus enlargement is performed on both revision and primary patients, NOVA has the potential to provide, in conjunction with balloon opening, a less invasive procedure performed in the physician’s office for patients with primary chronic sinusitis who have not had sinus surgery. We commenced enrollment of the second cohort of patients in the PROGRESS study in July 2015. This phase of the PROGRESS study is an 80-patient prospective randomized blinded multicenter trial designed to assess the safety and efficacy of NOVA when placed in the frontal sinuses following sinus surgery.

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded or are divisions of publicly-traded companies and may enjoy competitive advantages including:

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

The alternative to delivering steroids to the sinuses postoperatively with PROPEL is the prescription of oral steroids. While oral steroids prescribed postoperatively can be effective at addressing inflammation and scarring, the required doses are significant and can result in serious systemic side effects, including glaucoma, bone loss, weight gain and psychosis. Further, oral steroids have restricted use in diabetic individuals, patients with glaucoma and some psychological disorders. We believe, as a result, only 20% of physicians prescribe them routinely after surgery. Additionally, there are commercially available packing materials on the market that provide a spacing function and are less expensive than PROPEL. During surgery, approximately 60% of ENT physicians place sinus packing materials, either absorbable or non-absorbable, into the ethmoid sinuses to physically separate tissues in an attempt to prevent scarring and adhesions. Sinus packing materials are not placed in the frontal sinuses. Following surgery, the sinus packing materials are removed by pulling or suctioning them from the newly opened cavity, a painful and time-consuming process, often necessitating pain medication. Despite the use of packing materials, scarring and adhesions are common, necessitating painful removal of additional tissue during postoperative treatments. Some physicians choose to soak these packing materials with steroid in liquid form in an effort to deliver steroid to the sinus. This practice is off-label and is not supported by clinical data. However, although we believe PROPEL and PROPEL mini have significant advantages over sinus packing materials and other treatment options, they are expensive relative to packing materials and may not be reimbursed by third-party payors. As a result, ENT physicians may choose to use oral steroid delivery or packing materials or a combination of the two, which are less expensive, in lieu of PROPEL or PROPEL mini.

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

Intellectual Property

As of December 31, 2015, we owned 59 issued patents globally, of which 29 were issued U.S. patents, and we owned 37 pending patent applications globally, of which 12 were pending patent applications in the United States. Subject to payments of required maintenance fees, annuities and other charges, our issued U.S. patents have expiration dates between 2017 and 2032, of which one will expire before 2020, 13 will expire between 2021 and 2025, and the remaining 15 will expire after 2025.

As of December 31, 2015, our trademark portfolio contains 24 trademark registrations, four of which are U.S. trademark registrations, as well as two foreign and one U.S. pending trademark applications.

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

Manufacturing and Supply

We manufacture our steroid releasing implants at our facility in Menlo Park, California with components supplied by external suppliers. We perform inspections of these components before use in our manufacturing operations. Using these components, we assemble, inspect, test and package our implants, and send them to a third-party sterilization vendor. After sterilization, we perform inspections of the finished implants internally and via third-party laboratories to determine compliance with our specifications, release the lot to inventory and then ship the finished product to customers.

The active pharmaceutical ingredient, or API, and a number of our critical components used in our implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, some extrusions and molded components, some off-the-shelf components and for finished goods testing. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to successfully obtain the API and polymer materials used in these products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have entered into manufacturing, supply or quality agreements with a number of our single source suppliers pursuant to which they supply the API and components we need. We generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business. However, we are not certain that our single source suppliers will be able to meet our demand for their products, whether because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. To date, we have not experienced any significant supply constraints or delays in procuring components and materials and while our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to the needs of their other customers.

We are currently improving our manufacturing capabilities and increasing capacity as we increase the extent of our commercialization efforts. We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are an FDA-registered medical device manufacturer and we were granted PMA approval for PROPEL in August 2011. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities were inspected by the FDA in April and May 2011, December 2012, March 2013 and June 2014. The State of California regulatory authority audited our manufacturing facility in connection with granting a California Device Manufacturing License to us in August 2009. We maintain ISO 13485 certification. Our facility was last inspected in November 2015 by the European Notified Body in Ireland, National Standards Authority of Ireland, or NSAI, and no major nonconformance reports were issued as a result of that inspection.

We have manufacturing, supply or quality agreements with a number of our single source suppliers:

•	In April 2014, we entered into an agreement with Hovione Inter Ltd., or Hovione, pursuant to which we are required to purchase 80% of our API from Hovione, in quantities to be specified in 12-month forecasts provided by us and updated on a quarterly basis. This agreement extends until April 2019. Either we or Hovione may terminate the agreement prior to that date for uncured material breach by or insolvency of the other party. We may also terminate the agreement in the event Hovione loses any required FDA approval rendering it unable to fulfill its contractual obligations, or if Hovione is engaged in felonious or fraudulent activities. Either we or Hovione may terminate the Agreement in the event regulatory agencies require changes to the product specifications that materially affect Hovione’s cost of production and we are unable to reach an agreement with Hovione regarding an equitable pricing adjustment.

•	In April 2014, we entered into an agreement with Polymer Solutions Incorporated, or PSI, pursuant to which PSI supplies us with analytical testing services for our polymer materials. The agreement has an indefinite term, but may be terminated by us at any time upon 30 days’ notice to PSI or immediately upon written notice in the event of an uncured material breach by PSI.

•	In January 2014, we entered into an agreement with AIM Plastics, Inc., or AIM, pursuant to which AIM provides us with injection molded components in quantities to be specified in rolling quarterly forecasts provided by us. The agreement extends for an initial period of one year from its effective date, with automatic one-year renewal periods applying thereafter unless we or AIM provide written notice of non-renewal at least 30 days prior to the end of the then-current term. Either we or AIM may terminate the agreement for an uncured material breach by the other party. We may also terminate the agreement upon 12 months written notice in the event of a change in control of AIM.

•	In October 2015, we entered into an agreement with Exova Group Limited, or Exova, pursuant to which Exova supplies us with analytical testing services for our finished product. This agreement extends until December 2017.

•

In November 2013, we entered into an agreement with Stephen Gould Corporation, or SGC, pursuant to which SGC supplies us with packaging components in accordance with a rolling quarterly forecast provided by us. The agreement extends for an initial period of two years from the effective date, with automatic one-year renewal periods applying thereafter unless we or SGC provide written notice of intent not to renew at least 30 days prior to the end of the then current term. Either we or SGC may terminate the agreement for uncured material breach by the other party. We may also terminate the agreement at will upon 90 days prior written notice to SGC, or upon 12 months prior written notice in the event of a change in control of SGC. In October 2015, this agreement was amended with updated rolling forecasts and component pricing.

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

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services, or CDHS, requires us to register as a medical device manufacturer within the state. In order to maintain CE mark, we must maintain compliance with ISO 13485. Because of this, the FDA and the NSAI inspect us on a routine basis for compliance with current good manufacturing practices. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities, and product release for distribution. We have undergone and expect to continue to undergo regular current good manufacturing practice inspections in connection with the manufacture of our products at our facility.

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

Research and Development

Our research and development expenses totaled $16.6 million, $10.3 million and $9.5 million in the years ended December 31, 2015, 2014 and 2013, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2015, we had 275 employees, consisting of 57 in manufacturing, 62 in research and development and 156 in sales, general and administrative.

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

RISK FACTORS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. If any of the risks discussed in this report actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are currently immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a partial or complete loss of your investment.

Risks Related to Our Business

We have incurred significant operating losses since inception and may not be able to achieve profitability.

We have incurred net losses since our inception in 2003. We had a net loss of $26.6 million, $18.4 million and $18.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $123.3 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

Hospital and other healthcare provider customers, including ambulatory surgery centers, that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the sinus surgery procedures in which our products are used and bill patients for any deductibles or co-payments. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our steroid releasing implants can impact the profit margin of the hospital or surgery center where the sinus surgery is performed. Some of our target customers may be unwilling to adopt our steroid releasing implants in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers for sinus surgery procedures could make it difficult for existing customers to continue using, or adopt, our steroid releasing implants and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

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

Our success depends on the medical community’s acceptance of our steroid releasing implants as tools that are useful to ENT physicians treating patients with chronic sinusitis. We have sponsored three multicenter, prospective studies of over 200 patients to track outcomes of treatment with our steroid releasing implants, which clinical data has resulted in the highest level of evidence generated for any product used in sinus surgery. The principal safety and efficacy information of our steroid releasing implants is derived from the ADVANCE II study, a prospective, multicenter, randomized controlled, double-blind, pivotal study that was completed in September 2010. We also sponsored the ADVANCE study, a prospective, multicenter, single-cohort, open-label trial completed in December 2009 and the PROPEL Pilot Study, a prospective, multicenter, randomized, controlled, double-blind feasibility study completed in April 2009. While the results of these three studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to our physician customers. If physicians do not find our data compelling, they may choose not to use our products or limit their use. Our PROPEL Pilot study and ADVANCE II study incorporated an intra-patient control design comparing PROPEL to a non-drug releasing control version of the implant in order to maintain blinding. Primary efficacy endpoints for these two studies were measured at 30 days after placement as we believe that proper healing in the immediate postoperative period is indicative of long-term outcomes. Additionally, it was important to allow for medical intervention after day 30 given one sinus side of each patient had the control device. Clinical efficacy demonstrated at this short-term endpoint does not guarantee long-term clinical benefits. Our ADVANCE study measured patient symptom improvements out to six months. The long-term effects of sinus surgery in conjunction with our steroid releasing implants beyond six months are not known. Certain ENT physicians, hospitals and surgery centers may prefer to see longer term efficacy data than we have produced. We cannot assure you that any data that we or others generate will be consistent with that observed in these studies or meet the endpoints, nor that the results will be maintained beyond the time points studied. We also cannot assure you that any data that may be collected will be compelling to the medical community because the data may not be scientifically meaningful and may not demonstrate that sinus surgery using our steroid releasing implants is an attractive procedure when compared against data from alternative treatments.

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

If physicians treat more patients in their offices instead of performing surgery in the operating room, our ability to sell PROPEL may be harmed

The prevalence of sinus procedures being performed in the office has increased since sinus dilation products for use in the office setting received category one reimbursement codes in 2011. As a result, the number of companies selling sinus dilation products has increased and, as of 2015, well-known companies such as Medtronic, Entellus and Johnson & Johnson have begun to sell sinus dilation products. This has led to increased marketing investments to sell these sinus dilation products in an attempt to not only grow the overall sinus procedure market but also to shift procedures from the operating room to the office. If more patients are treated for chronic sinusitis in a physician’s office with a sinus dilation product rather than through FESS procedures in the operating room, the volume of FESS procedures performed may not grow as anticipated and our ability to sell our products may be harmed.

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

We believe that our continued success depends, to a significant extent, upon the efforts and abilities of our key executives. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business.

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

We do not have redundant facilities. We perform substantially all of our research and development, manufacturing and commercialization activity and maintain all our raw material and finished goods inventory in a single location in Menlo Park, California. Menlo Park is situated on or near earthquake fault lines. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire, water shortages and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of raw materials and finished product reserve, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all. The occurrence of natural disasters or acts of terrorism could also cause delays in our customers’ supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters or acts of terrorism could have a material adverse effect on our business, our results of operations and our financial condition.

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

In the United States, coverage and reimbursement for medical devices vary among payors. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. We estimate that private payors covering a significant number of U.S. covered lives currently have non-coverage policies with respect to PROPEL and PROPEL mini and they consider these products investigational or experimental. Some governmental and private third-party payors do not currently cover or reimburse our products because they have determined insufficient evidence of favorable clinical outcomes is available. Although some consider the steroid releasing implants investigational or experimental at this time, these payors may in the future determine sufficient evidence has been developed to cover and reimburse our products and related procedures. We are actively working to reverse these non-coverage decisions but cannot provide assurance that we will be successful in these efforts. If we are not successful in reversing existing non-coverage policies, or if other third-party payors issue similar policies, this could have a material adverse effect on our business and operations. Further, third-party payors who currently cover and reimburse customers for procedures using our products may in the future choose to decrease current levels of reimbursement or eliminate reimbursement altogether, either of which will cause our business to suffer.

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

Generally, third-party payors currently reimburse hospitals, ambulatory surgery centers and physicians for the FESS procedures during which our technology is implanted using existing Category I Current Procedure Terminology, or CPT, codes relating to the FESS procedures performed. These CPT codes do not currently distinguish between procedures performed with or without our steroid releasing implants. The amount of reimbursement received by our customers from third-party payors is dependent generally on fee schedules established by these payors for the existing FESS CPT codes. For governmental payors, such as Medicare and Medicaid, the fee schedule amount is determined by statutory and regulatory formulas. For commercial payors, the reimbursement amount generally is dependent upon the specific contract terms between the provider and payor. We cannot provide assurance that government or private third-party payors will continue to reimburse for FESS with our products using the existing codes, nor can we provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain reimbursement for FESS with the use of our products at cost-effective levels, this could have a material adverse effect on our business and operations. Hospitals and ambulatory surgery centers are unlikely to purchase our products if they do not receive payment sufficient to cover the cost of our products and related procedures. In addition, in the event that the current coding and/or payment methodology for these procedures changes, this could have a material adverse effect on our business and business operations.

To secure separate payment for our products, whether for our currently marketed products or those under development, a unique billing code is required for either the implant, the procedure associated with use of our products, or both. Although a unique billing code currently exists for our marketed products, it is not associated with payment by most payors and is not reportable to many payors, including Medicare. In March 2015, the American Medical Association announced the creation of Category III CPT codes for the placement of drug eluting implants as either a stand-alone procedure or in conjunction with sinus biopsy, polypectomy or debridement. These codes could ultimately facilitate payment to the physician when performed in an office setting. As such, these codes are primarily relevant to future in-office product candidates. Many third-party payors consider Category III codes non-covered. Therefore, third-party payors may not cover these in-office products if they become commercially available unless the codes are graduated to Category I status. As of now, it is not possible to assess the full impact of product or procedure-specific codes on our business or results of operations or the likelihood of securing such specific codes. If new product or procedure-specific codes are adopted, and the level of reimbursement declines significantly below current levels, our business and results of operations would be harmed and our stock price would likely decline.

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

Our currently marketed products are subject to Medical Device Reporting, or MDR, obligations, which require that we report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it could likely cause or contribute to a death or serious injury. In the European Union, our CE marked products are subject to vigilance reporting.

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

If we materially modify our approved products, we may need to seek and obtain new approvals, which, if not granted, would prevent us from selling our modified products.

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

We do not have any sales outside the United States. Sales of our steroid releasing implants outside the United States would be subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain approvals, if required by other countries, may be longer than that required for FDA approvals, and requirements for such approvals may significantly differ from FDA requirements. In certain countries we may rely upon a third-party or third-party distributors to obtain all required regulatory approvals, and these distributors may be unable to obtain or maintain such approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If these distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in certain international markets effectively, or at all.

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

Any product for which we obtain approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the FDA’s current good manufacturing practice. These FDA regulations cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our suppliers, fail to adhere to current good manufacturing practice requirements in the United States, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in their respective jurisdictions in the event of material deficiencies or defects in the design or manufacture of our products. We may, under our own initiative, recall a product if any material deficiency in our steroid releasing implants is found. The FDA requires that recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

To enforce compliance with the healthcare regulatory laws, federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time and resource consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

Most of these laws apply to not only the actions taken by us, but also to actions taken by our distributors. We have limited knowledge and control over the business practices of our distributors, and we may face regulatory action against us as a result of their actions which could have a material adverse effect on our reputation, business, results of operations and financial condition.

In addition, the scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive.

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

The medical device excise tax was recently suspended by the Consolidated Appropriations Act of 2016 (the “CAA”) for calendar years 2016 and 2017. Absent further congressional action the excise tax will be reinstated for medical device sales beginning January 1, 2018. The CAA also temporarily delays implementation of other taxes intended to help fund Affordable Care Act programs. Further, there have been judicial and congressional challenges to other aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.

The Affordable Care Act imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports specified medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $29 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. Sales of our products in the United States have been subject to this 2.3% excise tax. During the years ended December 31, 2015, 2014 and 2013, we recognized $1.1 million, $0.7 million and $0.3 million, respectively, in tax expense associated with the medical device tax in the United States which is included in selling, general and administrative expenses. The excise tax has been suspended for calendar years 2016 and

2017, and under current law will be reinstated for calendar year 2018. We cannot predict whether this tax will be reinstated or what effect the excise tax may have on our financial performance in future years if the tax is reinstated as planned.

Our operations involve the use of hazardous and toxic materials, and we must comply with environmental laws and regulations, which can be expensive, and may affect our business and operating results.

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous materials. Liability under environmental laws can be joint and several, and without regard to comparative fault, and environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. Although we believe that our activities conform in all material respects with environmental laws, there can be no assurance that violations of environmental and health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. The failure to comply with past, present or future laws could result in the imposition of fines, third-party property damage and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations. We also expect that our operations will be affected by other new environmental and health and safety laws on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws, they will likely result in additional costs, and may require us to change how we manufacture our products, which could have a material adverse effect on our business.

Failure to comply with the United States Foreign Corrupt Practices Act, or the FCPA, and similar laws associated with any activities outside the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Although we do not currently have any operations outside the United States, in the future we may face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. There can be no assurance that none of our employees and agents, or those companies to which we outsource certain portions of our business operations will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.

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

We own numerous issued patents and pending patent applications that relate to the sinus delivery of sustained release therapeutics, sinus delivery of implants, implant designs, as well as individual components of our steroid releasing systems. The API contained in our steroid releasing implants is generic and is not the subject of independent patent protection. If any of our patents are challenged, invalidated or legally circumvented by third parties, and if we do not own other enforceable patents protecting our products, competitors could market products and use processes that are substantially similar to, or superior to, ours, and our business may suffer. In addition, the patents we own may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes comparable to ours without infringing on our intellectual property rights.

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

The medical device industry has been characterized by frequent and extensive intellectual property litigation. Additionally, the ENT market is extremely competitive. Our competitors, such as Medtronic, Olympus, Johnson & Johnson, Stryker, Smith & Nephew and Entellus, or other patent holders may assert that our steroid releasing implants and the methods employed in our steroid releasing implants are covered by their patents. If our steroid releasing implants or methods are found to infringe, we may be prevented from manufacturing or marketing our steroid releasing implants. In the event that we become involved in such a dispute, we may incur significant costs and expenses, may be prevented from marketing our products and may need to devote resources to resolving any claims, which would reduce the cash we have available for operations and may be distracting to management. If we lose a patent lawsuit, alleging our infringement of a competitor’s patents, we may be prevented from marketing our steroid releasing implants in one or more countries. We may also initiate litigation against third parties to protect our own intellectual property. Our intellectual property has not been tested in litigation. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which may undermine our competitive position.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through January 31, 2016, the price of our common stock has fluctuated from a low of $12.02 to a high of $32.85. The price of our common stock may continue to fluctuate substantially due to many factors, including:

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

We are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal control over financial reporting, and our auditors are required to express an opinion on the effectiveness of our internal controls, beginning with this Annual Report on Form 10-K. This will result in increased compliance fees. Our management assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

Though we have enhanced our internal controls, processes and related documentation necessary to perform the evaluation needed to comply with Section 404, future evaluations and tests may reveal material weaknesses. If during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

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

We occupy approximately 50,400 square feet of leased office and laboratory space located in Menlo Park, California which expires on May 31, 2020. We believe that our facilities are sufficient to meet our current needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock have been traded on The NASDAQ Global Market, or NASDAQ, under the symbol “XENT” since July 24, 2014. The following table sets forth, for the period beginning July 24, 2014, through December 31, 2015, the high and low intraday prices per share of our common stock as reported by NASDAQ.

	High	Low
Fiscal Year Ended December 31, 2015
First quarter	$28.80	$18.10
Second quarter	29.98	22.26
Third quarter	32.85	19.30
Fourth quarter	23.13	15.74

Fiscal Year Ended December 31, 2014
Third quarter (beginning July 24, 2014)	$18.30	$12.02
Fourth quarter	21.39	15.05

As of January 29, 2016, the closing price of our common stock was $17.83 and stockholders of record were approximately 38. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during fiscal year ended December 31, 2015, that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the cumulative total return to security holders of our common stock with the comparable cumulative returns of the NASDAQ Composite and Biotechnology Indexes. The graph assumes the investment of $100 on July 24, 2014, the date on which our common stock began trading on The NASDAQ Global Market, through December 31, 2015. Points on the graph represent the performance as of end of each calendar quarter.

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

	Cumulative Total Return as of
	7/24/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Intersect ENT, Inc.	$100	$120	$144	$200	$222	$181	$174
NASDAQ Composite Index	100	100	106	110	112	103	112
NASDAQ Biotechnology Index	100	107	119	135	145	119	132

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Since shares of our common stock have only been publicly traded since July 24, 2014, information surrounding stockholder returns in comparison to the NASDAQ Composite and Biotechnology Indices may not be meaningful to investors.

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

The following selected financial information has been derived from our audited financial statements. The financial information as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The financial information as of December 31, 2013 and 2012, and for the year ended December 31, 2012, are derived from audited financial statements not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of results of future operations and should not be relied upon as an indicator of our future performance. You should read the selected financial data set forth in the table below, together with the Financial Statements and related Notes to Financial Statements included in this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

	Fiscal Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012
Statements of operations data:
Revenue	$61,593	$38,587	$17,931	$5,863
Cost of sales	12,288	10,223	8,150	3,837

Gross profit	49,305	28,364	9,781	2,026
Operating expenses:
Selling, general and administrative	59,637	36,111	18,229	9,251
Research and development	16,608	10,331	9,518	9,260

Total operating expenses	76,245	46,442	27,747	18,511

Loss from operations	(26,940)	(18,078)	(17,966)	(16,485)
Interest and other income (expense), net	306	(284)	(403)	120

Net loss	$(26,634)	$(18,362)	$(18,369)	$(16,365)

Net loss per share, basic and diluted	$(1.02)	$(1.61)	$(12.57)	$(16.38)

Weighted average common shares used to compute net loss per share, basic and diluted	26,159	11,384	1,461	999

	December 31,
(in thousands)	2015	2014	2013	2012
Balance sheet data:
Cash, cash equivalents and short-term investments	$124,300	$48,443	$12,294	$2,060
Working capital	128,142	52,167	13,118	1,152
Total assets	144,635	62,953	21,035	7,227
Total liabilities	14,404	9,141	6,892	5,627
Convertible preferred stock	—	—	90,760	60,320
Accumulated deficit	(123,255)	(96,621)	(78,259)	(59,890)
Total stockholders’ equity (deficit)	130,231	53,812	(76,617)	(58,720)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients include those needing and electing surgery, those who have not had sinus surgery and those that have had one or more surgeries but continue to suffer from symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL has been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, including a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses following sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days, before being fully absorbed into the body.

•	Seeking approval for the use of PROPEL mini in the frontal sinus. We announced preliminary topline data from the PROGRESS trial, designed to evaluate the safety and efficacy of PROPEL mini when placed in the frontal sinuses following surgery, showing that the study met its primary efficacy endpoint and demonstrating a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone. We submitted a supplemental premarket approval submission to the FDA in September 2015 seeking approval to expand the indication of PROPEL mini to treat patients undergoing frontal sinus surgery.

•	Conducting clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed three studies of RESOLVE in a total of 117 patients and in December 2014, we commenced RESOLVE II, a phase III trial enrolling 300 patients to assess the safety and efficacy of the product.

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

All of our revenue is based in the U.S. and no single customer accounted for more than 10% of our revenue during the years ended December 31, 2015, 2014 and 2013.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, information technology, business development and human resource functions. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit and Sarbanes-Oxley Act of 2002 compliance fees, insurance costs and general corporate expenses including allocated facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure to drive and support the anticipated growth in revenue and incur additional legal, accounting, insurance and other professional service fees associated with the expiration of our emerging growth company status.

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

Results of Operations

	Fiscal Years Ended December 31,
(in thousands, except percentages)	2015	2014	2013
Revenue	$61,593	$38,587	$17,931
Cost of sales	12,288	10,223	8,150

Gross profit	49,305	28,364	9,781
Gross margin	80%	74%	55%
Operating expenses:
Selling, general and administrative	59,637	36,111	18,229
Research and development	16,608	10,331	9,518

Total operating expenses	76,245	46,442	27,747

Loss from operations	(26,940)	(18,078)	(17,966)
Interest and other income (expense), net	306	(284)	(403)

Net loss	$(26,634)	$(18,362)	$(18,369)

Comparison of Years Ended December 31, 2015 and 2014

Revenue

Revenue increased $23.0 million, or 60%, to $61.6 million during the year ended December 31, 2015, compared to $38.6 million during the year ended December 31, 2014. The growth in revenue was attributable to an increase in unit sales of PROPEL and PROPEL mini from 54,900 units to 85,600 units, or 56%. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations.

Cost of Sales and Gross Margin

Cost of sales increased $2.1 million, or 20%, to $12.3 million during the year ended December 31, 2015, compared to $10.2 million during the year ended December 31, 2014. The increase in cost of sales was primarily attributable to the growth in the number of PROPEL and PROPEL mini units sold.

Gross margin for the year ended December 31, 2015, increased to 80%, compared to 74% for the year December 31, 2014. The increase in gross margin was primarily due to the growth in unit sales during the year ended December 31, 2015, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units. The fixed portion of our manufacturing overhead allows our cost of sales to grow at a slower rate than our revenue.

Selling, General and Administrative Expenses

SG&A expenses increased $23.5 million, or 65%, to $59.6 million during the year ended December 31, 2015, compared to $36.1 million during the year ended December 31, 2014. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL mini.

The primary component of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $16.9 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, as we increased headcount to in these organizations 129 as of December 31, 2015, compared to 97 as of December 31, 2014. In addition, other SG&A expenses increased $6.6 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to an increase in headcount and expenses associated with being a public company.

Research and Development Expenses

R&D expenses increased $6.3 million, or 61%, to $16.6 million during the year ended December 31, 2015, compared to $10.3 million during the year ended December 31, 2014. The increase in R&D expenses was primarily due to an increase in personnel costs as we increased headcount and clinical trial costs.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $0.6 million to $0.3 million of income during the year ended December 31, 2015, compared to $0.3 million of expense during the year ended December 31, 2014. The changes in interest and other expense, net, were primarily attributable to the fair value adjustments of the preferred stock warrants and interest income. The preferred stock warrants were converted to common stock warrants upon the completion of our IPO in July 2014, and are no longer required to be marked-to-market at each reporting period.

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

Selling, General and Administrative Expenses

SG&A expenses increased $17.9 million, or 98%, to $36.1 million during the year ended December 31, 2014, compared to $18.2 million during the year ended December 31, 2013. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL mini. The primary driver of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $14.0 million, as we increased headcount in these organizations to 97 as of December 31, 2014, compared to 55 at December 31, 2013. In addition, other SG&A expenses increased $3.9 million, primarily due to an increase in headcount and expenses associated with being a public company.

Research and Development Expenses

R&D expenses increased $0.8 million, or 9%, to $10.3 million during the year ended December 31, 2014, compared to $9.5 million during the year ended December 31, 2013. The increase in R&D expenses was primarily due to an increase in personnel costs as we increased headcount.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased $0.1 million to $0.3 million of expense during the year ended December 31, 2014, compared to $0.4 million of expense during the year ended December 31, 2013. The changes in interest and other expense, net, were primarily attributable to the fair value adjustments of the convertible preferred stock financing option and preferred stock warrants. The preferred stock warrants were converted to common stock warrants upon the completion of our IPO in July 2014, and are no longer required to be marked-to-market at each reporting period.

Liquidity and Capital Resources

Overview

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $124.3 million and an accumulated deficit of $123.3 million, compared to cash and cash equivalents of $48.4 million and an accumulated deficit of $96.6 million as of December 31, 2014. In June 2015, we completed our follow-on offering, issuing 4,119,300 shares of common stock at an offering price of $25.00 per share yielding net proceeds of $96.4 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

	Fiscal Years Ended December 31,
(in thousands)	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(20,087)	$(17,954)	$(19,101)
Investing activities	(56,669)	(35,519)	(467)
Financing activities	98,162	54,582	29,802

Net increase in cash and cash equivalents	$21,406	$1,109	$10,234

Net cash Used in Operating Activities

During the year ended December 31, 2015, net cash used in operating activities was $20.1 million, consisting primarily of a net loss of $26.6 million, partially offset by non-cash charges of $6.4 million and a decrease in net operating assets of $0.1 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The non-cash charges primarily consisted of stock-based compensation expense. The decrease in net operating assets is primarily due to an increase in accrued compensation, partially offset by an increase in accounts receivable and inventory.

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

During the year ended December 31, 2013, net cash used in operating activities was $19.1 million, consisting primarily of a net loss of $18.4 million and an increase in net operating assets of $2.1 million, partially offset by non-cash charges of $1.4 million. The cash used in operations was primarily due to the expansion our sales, marketing and reimbursement organizations to support the ongoing commercialization of PROPEL and PROPEL mini resulting in increases in accounts receivable and inventory, partially offset by an increase in accrued compensation due to the growth in our sales, marketing and reimbursement organizations. Non-cash charges consisted primarily of depreciation and stock-based compensation.

Net Cash Used in Investing Activities

During the year ended December 31, 2015, net cash used in investing activities was $56.7 million, consisting primarily of net purchases of short-term investments, available-for-sale, of $55.1 million.

During the year ended December 31, 2014, net cash used in investing activities was $35.5 million, consisting of purchases of short-term investments, available-for-sale, of $35.1 million.

During the year ended December 31, 2013, net cash used in investing activities was $0.5 million, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2015, net cash provided by financing activities was $98.2 million, consisting primarily of net proceeds from our follow-on offering of $96.4 million.

During the year ended December 31, 2014, net cash provided by financing activities was $54.6 million, consisting primarily of net proceeds from our IPO of $55.8 million, partially offset by the repayments in full of our equipment loan and capital lease of $1.5 million.

During the year ended December 31, 2013, net cash provided by financing activities was $29.8 million, consisting primarily of net proceeds from the issuance of our Series D convertible preferred stock of $30.1 million.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of December 31, 2015, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets out our contractual obligations due by period as of December 31, 2015.

	Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,494	$3,116	$2,310	$—	$6,920
Purchase commitments	1,671	187	—	—	1,858

	$3,165	$3,303	$2,310	$—	$8,778

Our contractual obligations as of December 31, 2015, have not significantly changed from contractual obligations of $8.3 million as of December 31, 2014.

Related Parties

For a description of our related party transactions, see Common Stock Warrant in Note 6 and Option Modification in Note 7 of our Financial Statements included in this Annual Report.

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

Revenue Recognition

We derive revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or there is no further obligation, pricing is fixed or determinable and collection is reasonably assured. We must make significant assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. If collectability is not reasonably assured at the time of shipment, we defer revenue until such criteria have been met. In general, our standard terms and conditions of sale do not allow for product returns. We expense shipping and handling costs as incurred and include them in the cost of sales. In those cases where we bill shipping and handling costs to customers, we classify the amounts billed as a component of revenue.

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

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $124.3 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at December 31, 2015 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of December 31, 2015, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. No single customer represented more than 10% of our accounts receivable as of December 31, 2015 and 2014.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in their report which is included herein.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Intersect ENT, Inc.

We have audited Intersect ENT, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Intersect ENT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Intersect ENT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 financial statements of Intersect ENT, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Redwood City, California

February 25, 2016

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from our Definitive Proxy Statement, relating to our 2016 Annual Meeting of Stockholders to be held on June 2, 2015, pursuant to Regulation 14A of the Exchange Act, or Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2015.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Proxy Statement under the headings “Proposal 1—Election of Directors,” “Board Committees and Meetings,” “Stockholder Communications With The Board of Directors,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Proposal 1 — Election of Directors,” and “Certain Relationships and Related Party Transactions.”

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

(2) Financial Statement Schedule

For the three fiscal years ended December 31, 2015 — Schedule II Valuation and Qualifying Accounts

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

Intersect ENT, Inc.

Date: February 25, 2016	By:	/S/ LISA D. EARNHARDT
Lisa D. Earnhardt President and Chief Executive Officer

Date: February 25, 2016	By:	/S/ JERYL L. HILLEMAN
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

Name	Title	Date

/s/ LISA D. EARNHARDT Lisa D. Earnhardt	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2016

/s/ JERYL L. HILLEMAN Jeryl L. Hilleman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016

/s/ KIERAN T. GALLAHUE Kieran T. Gallahue	Lead Director	February 25, 2016

/s/ CYNTHIA L. LUCCHESE Cynthia L. Lucchese	Director	February 25, 2016

/s/ DANA G. MEAD, JR. Dana G. Mead, Jr.	Director	February 25, 2016

/s/ FREDERIC H. MOLL Frederic H. Moll	Director	February 25, 2016

/s/ CASEY M. TANSEY Casey M. Tansey	Director	February 25, 2016

/s/ W. ANTHONY VERNON W. Anthony Vernon	Director	February 25, 2016

INTERSECT ENT, INC.

Index to Financial Statements

For the Three Fiscal Years Ended

December  31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Intersect ENT, Inc.

We have audited the accompanying balance sheets of Intersect ENT, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intersect ENT, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersect ENT, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Redwood City, California

February 25, 2016

INTERSECT ENT, INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$34,809	$13,403
Short-term investments, available-for-sale	89,491	35,040
Accounts receivable, net	11,468	8,337
Inventory	3,949	2,547
Prepaid expenses and other current assets	1,495	951

Total current assets	141,212	60,278
Property and equipment, net	3,183	1,474
Other non-current assets	240	1,201

Total assets	$144,635	$62,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,908	$2,128
Accrued compensation	9,588	5,085
Other current liabilities	1,574	898

Total current liabilities	13,070	8,111
Deferred rent	1,334	1,030

Total liabilities	14,404	9,141
Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 100,000 at December 31, 2015 and 2014;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at December 31, 2015 and 2014;
Issued and outstanding shares: 28,159 and 23,379 at December 31, 2015 and 2014, respectively	28	23
Additional paid-in capital	253,450	150,410
Accumulated other comprehensive income	8	—
Accumulated deficit	(123,255)	(96,621)

Total stockholders’ equity	130,231	53,812

Total liabilities and stockholders’ equity	$144,635	$62,953

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Fiscal Years Ended December 31,
	2015	2014	2013
Revenue	$61,593	$38,587	$17,931
Cost of sales	12,288	10,223	8,150

Gross profit	49,305	28,364	9,781
Operating expenses:
Selling, general and administrative	59,637	36,111	18,229
Research and development	16,608	10,331	9,518

Total operating expenses	76,245	46,442	27,747

Loss from operations	(26,940)	(18,078)	(17,966)
Interest and other income (expense), net	306	(284)	(403)

Net loss	$(26,634)	$(18,362)	$(18,369)

Other comprehensive income:
Unrealized gain on short-term investments	8	—	—

Comprehensive loss	$(26,626)	$(18,362)	$(18,369)

Net loss per share, basic and diluted	$(1.02)	$(1.61)	$(12.57)

Weighted average common shares used to compute net loss per share, basic and diluted	26,159	11,384	1,461

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Related Party	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	11,283	$60,320	1,022	$1	$1,169	$—	$—	$(59,890)	$(58,720)
Issuance of Series A convertible preferred stock upon exercise of warrants	22	82	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of issuance cost and preferred stock financing option	4,396	30,358	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	740	1	364	—	—	—	365
Note receivable from related party	—	—	—	—	—	(275)	—	—	(275)
Stock-based compensation expense	—	—	—	—	326	56	—	—	382
Net loss	—	—	—	—	—	—	—	(18,369)	(18,369)

Balance at December 31, 2013	15,701	90,760	1,762	2	1,859	(219)	—	(78,259)	(76,617)
Issuance of Series A convertible preferred stock upon exercise of warrants	3	29	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(15,704)	(90,789)	15,704	16	90,773	—	—	—	90,789
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	406	—	—	—	406
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750	5	55,797	—	—	—	55,802
Issuance of common stock upon exercise of stock options	—	—	163	—	244	—	—	—	244
Stock-based compensation expense	—	—	—	—	1,358	192	—	—	1,550
Reclass upon forgiveness of note receivable from related party	—	—	—	—	(27)	27	—	—	—
Net loss	—	—	—	—	—	—	—	(18,362)	(18,362)

Balance at December 31, 2014	—	—	23,379	23	150,410	—	—	(96,621)	53,812
Issuance of common stock upon exercise of stock options	—	—	560	1	908	—	—	—	909
Issuance of common stock upon employee stock purchase plan	—	—	53	—	811	—	—	—	811
Issuance of common stock upon exercise of warrants	—	—	48	—	69	—	—	—	69
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	4,119	4	96,388	—	—	—	96,392
Stock-based compensation expense	—	—	—	—	4,864	—	—	—	4,864
Unrealized gain on short-term investments	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	(26,634)	(26,634)

Balance at December 31, 2015	—	$—	28,159	$28	$253,450	$—	$8	$(123,255)	$130,231

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(26,634)	$(18,362)	$(18,369)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	826	583	505
Stock-based compensation expense	4,864	1,550	382
Amortization of net investment premium paid	682	112	—
Loss on sales of short-term investments	20	—	—
Change in fair value of convertible preferred stock warrants	—	198	134
Change in fair value of convertible preferred stock financing option	—	—	212
Forgiveness of notes receivable from related party	—	100	100
Loss on disposal of fixed assets	—	52	26
Changes in operating assets and liabilities:
Accounts receivable, net	(3,131)	(4,137)	(2,901)
Inventory	(1,402)	(350)	(822)
Prepaid expenses and other current assets	(544)	(541)	3
Other non-current assets	—	(167)	(2)
Accounts payable	(230)	645	360
Accrued compensation	4,503	2,130	1,051
Other current liabilities and deferred rent	959	233	220

Net cash used in operating activities	(20,087)	(17,954)	(19,101)
Investing activities:
Purchases of short-term investments	(184,672)	(35,152)	—
Sales of short-term investments	6,516	—	—
Maturities of short-term investments	123,011	—	—
Purchases of property and equipment	(1,524)	(367)	(467)

Net cash used in investing activities	(56,669)	(35,519)	(467)
Financing activities:
Proceeds from issuance of common stock	1,770	232	122
Proceeds from capital lease financing	—	—	106
Repayments related to equipment loans	—	(1,365)	(636)
Repayments related to capital lease financing	—	(87)	(18)
Proceeds from public offering, net of issuance costs	96,392	55,802	—
Proceeds from the exercise of Series A convertible preferred warrants	—	—	82
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	—	30,146

Net cash provided by financing activities	98,162	54,582	29,802

Net increase in cash and cash equivalents	21,406	1,109	10,234
Cash and cash equivalents:
Beginning of the period	13,403	12,294	2,060

End of the period	$34,809	$13,403	$12,294

Non-cash investing activities:
Lessor funded building improvements	$40	$961	$—
Property and equipment included in accounts payable	43	33	17
Notes issued to related party for the exercise of stock options	—	—	500
Warrants issued for growth capital facility	—	—	10
Supplemental cash flow information:
Interest paid	$—	$53	$93

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

Liquidity and Business Risks

As of December 31, 2015, the Company had cash, cash equivalents and short-term investments of $124.3 million, and an accumulated deficit of $123.3 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

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

Short-term Investments, Available-for-Sale

Short-term investments, which are available-for-sale, represent highly liquid debt instruments with maturities greater than 90 days at date of purchase. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity until realized. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income or expense, as appropriate, in the statement of operations.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	December 31,
	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$2,702	$—	$—	$2,702	$1,971	$—	$—	$1,971
Money market funds	26,856	—	—	26,856	11,432	—	—	11,432
Corporate debt securities	—	57,517	—	57,517	—	28,790	—	28,790
Commercial paper	—	37,225	—	37,225	—	6,250	—	6,250

	$29,558	$94,742	$—	$124,300	$13,403	$35,040	$—	$48,443

Reported as:
Cash and cash equivalents				$34,809				$13,403
Short-term investments, available-for-sale				89,491				35,040

				$124,300				$48,443

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2015 and 2014.

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

	Fiscal Years Ended December 31,
	2014	2013
Beginning of the period	$237	$93
Issued	—	10
Exercised	(29)	—
Reclassified to equity (1)	(406)	—
Change in fair value	198	134

End of the period	$—	$237

(1)	In connection with the Company’s IPO in July 2014, warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability to additional paid-in capital.

The fair value of the convertible preferred stock warrants was determined using the option pricing method, the probability weighted expected return method or Black-Scholes option pricing model using the following assumptions:

	Fiscal Years Ended December 31,
	2014	2013
Expected term (years)	2.0	2.0
Expected volatility	46%	45%
Risk-free interest rate	0.5%	0.4%
Dividend yield	0.0%	0.0%

Series D Convertible Preferred Stock Financing Option

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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock financing option, which represents financial instruments with valuations classified as Level 3 (in thousands):

Fiscal Year Ended December 31, 2013
Beginning of the period	$—
Issued	885
Exercised	(1,097)
Change in fair value	212

End of the period	$—

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

The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings, as well as corporate debt or commercial paper issued by the highest quality financial and non-financial companies, and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded on the balance sheets. However, as of December 31, 2015 and 2014, the Company has limited its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated investments.

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

Inventory

Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis, or net realizable value. This requires the Company to make estimates regarding the recoverability of its inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on future demand for products within a specified time horizon, generally 12 months, product life cycles and expiration of inventory prior to sale. Any inventory written down creates a new cost basis for the inventory value.

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

Revenue Recognition

Revenue is derived from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or there is no further obligation, pricing is fixed or determinable and collection is reasonably assured. The Company must make significant assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. If collectability is not reasonably assured at the time of shipment, the Company defers revenue until such criteria have been met. In general, the Company’s standard terms and conditions of sale do not allow for product returns. The Company expenses shipping and handling costs as incurred and includes them in the cost of sales. In those cases where shipping and handling costs are billed to customers, the Company classifies the amounts billed as a component of revenue.

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

Common Stock Valuation and Stock-based Compensation

The Company maintains a payment equity incentive plans to provide long-term incentives for employees, consultants and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $0.3 million, $0.1 million and $46,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Net loss per share was determined as follows (in thousands, except per share amounts):

	Fiscal Years Ended December 31,
	2015	2014	2013
Net loss	$(26,634)	$(18,362)	$(18,369)

Weighted average common stock outstanding (1)	26,159	11,384	1,461

Net loss per share, basic and diluted (1)	$(1.02)	$(1.61)	$(12.57)

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into 15,703,875 shares of common stock on a one-for-one basis.

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported, in common stock equivalent shares (in thousands):

	Fiscal Years Ended December 31,
	2015	2014	2013
Convertible preferred stock outstanding (1)	—	—	15,701
Convertible preferred stock warrants (1)	—	—	57
Common stock warrants	—	66	—
Common stock options	2,946	2,458	1,928
ESPP	252	—	—

	3,198	2,524	17,686

(1)	In connection with the Company’s IPO in July 2014, the convertible preferred stock outstanding was converted into 15,703,875 shares of common stock and the convertible preferred stock warrants were converted into common stock warrants, both on a one-for-one basis.

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on short-term investments, available-for-sale.

Segment, Geographical and Customer Concentration

The Company has one operating segment. All of the Company’s assets and revenue are based in the U.S. No single customer accounted for more than 10% of its revenue during the years ended December 31, 2015, 2014 and 2013, and no single customer accounted for more than 10% of its accounts receivable at December 31, 2015 and 2014.

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that, in connection with preparing financial statements for each annual and interim reporting period, the Company should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the date that the financial statements are available to be issued. If the Company identifies conditions or events that raise substantial doubt about its ability to continue as a going concern, the Company should disclose how it plans are intended to mitigate or alleviate those relevant conditions or events raising substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for all entities with annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	December 31,
	2015	2014
Accounts receivable	$11,554	$8,337
Allowance for doubtful accounts	(86)	—

	$11,468	$8,337

Inventory (in thousands):

	December 31,
	2015	2014
Raw materials	$911	$761
Work-in-process	187	141
Finished goods	2,851	1,645

	$3,949	$2,547

Property and Equipment (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$632	$546
Furniture and office equipment	417	158
Laboratory equipment	3,191	2,276
Leasehold improvements	1,256	128

	5,496	3,108
Less: accumulated depreciation and amortization	(2,313)	(1,634)

	$3,183	$1,474

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	December 31,
	2015				2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$2,702	$—	$—	$2,702	$1,971	$—	$—	$1,971
Money market funds	26,856	—	—	26,856	11,432	—	—	11,432
Corporate debt securities	57,546	—	(29)	57,517	28,797	3	(10)	28,790
Commercial paper	37,188	37	—	37,225	6,243	7	—	6,250

	$124,292	$37	$(29)	$124,300	$48,443	$10	$(10)	$48,443

Reported as:
Cash and cash equivalents				$34,809				$13,403
Short-term investments, available-for-sale				89,491				35,040

				$124,300				$48,443

Management has the intent and ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying balance sheets. As of December 31, 2015 and 2014, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the years ended December 31, 2015, 2014 and 2013. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

6.	Stockholders’ Equity

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

2013 Equity Incentive Plan

The Company ceased making awards under the 2013 Plan upon the effective date of the Company’s IPO. Under the 2013 Plan approved by the Company’s Board of Directors in September 2013, shares of common stock were reserved for the issuance of ISOs, NSOs, stock bonuses and rights to acquire restricted stock to employees, officers, directors and consultants of the Company. There were 10,000 options issued with 100% of the shares vested as of the date of grant during the year ended December 31, 2014 and no options issued with 100% of the shares vested as of the date of grant during the year ended December 31, 2013. Options outstanding under the 2013 Plan will expire upon forfeiture. As of December 31, 2015, 0.5 million options were outstanding under the 2013 Plan.

The 2013 Plan was the successor to the 2003 Equity Incentive Plan (“2003 Plan”) which expired in September 2013. Options outstanding under the 2003 Plan will expire upon forfeiture.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except price data):

	Fiscal Years Ended December 31,
	2015		2014		2013
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	2,458	$4.84	1,928	$1.08	1,594	$0.88
Granted	1,181	22.90	819	12.88	1,033	1.20
Granted - below fair market value	—	—	—	—	94	1.32
Exercised	(560)	1.59	(163)	1.42	(740)	0.84
Forfeited	(85)	20.27	(126)	3.86	(53)	1.08
Expired	(48)	5.58	—	—	—	—

Outstanding, end of period	2,946	12.24	2,458	4.84	1,928	1.08

Vested and expected to vest	2,853	11.84	2,338	4.67	1,752	1.08

Exercisable	1,547	6.35	1,612	2.66	1,314	1.00

As of December 31, 2015, the aggregate pre-tax intrinsic value of options outstanding was $31.5 million and options outstanding and exercisable was $25.2 million, the weighted average remaining contractual term of options outstanding were 8.1 years and options outstanding and exercisable were 7.4 years. The aggregate pre-tax intrinsic value of options exercised was $12.7 million, $1.5 million and $0.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In March 2015, the Company approved the implementation of the 2014 ESPP to begin in May 2015. During the year ended December 31, 2015, 53,242 shares were issued.

Common Stock Warrant

In May 2015, warrants issued in connection with the purchase of three sinus irrigation tool patents from Medilyfe Inc. in March 2009 were fully exercised for 43,750 shares of the Company’s common stock at $1.00 per share. A member of the Company’s Medical Advisory Board holds an executive-level position in Medilyfe Inc., a Canadian corporation.

Convertible Preferred Stock

In connection with the Company’s IPO in July 2014, the convertible preferred stock, issued in series, was converted into 15,703,875 share of common stock on a one-for-one basis, resulting in the reclassification of the related redeemable convertible preferred stock of $90.8 million to common stock and additional paid-in capital.

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

In February 2015, warrants issued in connection with the loan and security agreement (“Loan Agreement”) with Silicon Valley Bank in August 2013 to purchase 5,803 shares of Series D convertible preferred stock were exercised for common stock through a cashless exercise provision. Net shares of 4,024 were issued and 1,779 shares were withheld for the exercise price. The Company cancelled the Loan Agreement in August 2014 and had not received any advances under the Loan Agreement.

In March 2014, warrants to purchase 4,076 shares of Series A convertible preferred stock were exercised through a cashless exercise provision. Net shares of 2,431 were issued and 1,645 shares were withheld for the exercise price. The outstanding convertible preferred stock was subsequently converted to common stock in connection with the Company’s IPO in July 2014.

In January 2013, warrants to purchase 22,418 shares of Series A convertible preferred stock were exercised at a price of $3.68 per share.

7.	Stock-Based Compensation Expense

Total stock-based compensation expense recognized is as follows (in thousands):

	Fiscal Years Ended
	December 31,
	2015	2014	2013
Cost of sales	$280	$49	$21
Selling, general and administrative	3,837	1,361	273
Research and development	747	140	88

	$4,864	$1,550	$382

As of December 31, 2015, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2019 related to unvested employee stock-based payment awards was $13.2 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

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

The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Fiscal Years Ended December 31,
	2015	2014	2013
Expected term (years)	6.0	6.0	6.0
Expected volatility	48%	56%	67%
Risk-free interest rate	1.6%	1.9%	1.6%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value	$10.66	$6.80	$0.96

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

Fiscal Year Ended December 31, 2015
Expected term (years)	1.3
Expected volatility	38%
Risk-free interest rate	0.4%
Dividend yield	0.0%
Weighted average fair value	$7.29

Option Modification

In April 2013, options held by the President and Chief Executive Officer, Ms. Earnhardt, a related party, were modified to permit exercise with promissory notes of up to $0.5 million. Under the terms of the notes, one quarter of the principal and interest was to be forgiven on each anniversary date of the note as long as Ms. Earnhardt remains the Company’s Chief Executive Officer. In addition, the entire principal and interest of the notes was to be forgiven on the earlier of an initial public offering or the closing of a liquidation event (as defined in the certificate of incorporation), in each case where total proceeds payable to the Company or its stockholders is greater than $200.0 million. The Company had the option to accelerate the maturity date if, at the Company’s reasonable discretion, such acceleration may be necessary due to any applicable law, rule or regulation, including, without limitation, the Sarbanes-Oxley Act of 2002. The economic effect of the modification was equivalent to converting options to purchase 0.6 million shares to a grant of restricted stock with four-year vesting and a contingent vesting acceleration provision. The incremental cost of the modification was $0.3 million, of which $50,000, $0.2 million and $50,000 was recognized during the years ended December 31, 2015, 2014 and 2013, respectively.

In June 2014, the entire principal amount and all accrued and unpaid interest of the loan was forgiven in full. In connection with the forgiveness of the note, the unamortized modification cost relating to the vested options of $0.2 million was immediately recognized. The remaining unamortized modification cost of $0.1 million was amortized over the remaining vesting period.

8.	Commitments and Contingencies

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

Building Lease

As of December 31, 2015, the Company has one leased facility under an operating lease agreement entered into in March 2012. In December 2014, the operating lease agreement was amended for an additional 17,900 square feet for a total of 50,400 square feet and the expiration was extended to May 31, 2020. Rental payments are charged to expense on a straight-line basis over the period of the lease. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes a renewal provision allowing the Company to extend this lease for an additional three years at 95% of the then-current fair market rental rate. Because of the terms of the amended lease agreement, the Company is the deemed owner, for accounting purposes only, of the building improvements. Accordingly, the Company recorded an asset of $1.0 million, representing the total costs of the building improvements payable by the lessor, the legal owner of the building, with a corresponding offset recorded as deferred rent. The building improvements are being amortized over the life of the lease.

Future minimum annual operating lease payments are as follows (in thousands):

Fiscal Years Ending December 31,	December 31, 2015
2016	$1,494
2017	1,536
2018	1,580
2019	1,625
2020	685

$6,920

Rent expense was $1.9 million, $1.3 million and $1.4 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Purchase Commitments

As of December 31, 2015, the Company had commitments to suppliers for purchases totaling $1.9 million.

9.	Employee Retirement Plan

In January 2007, the Company established a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary profit sharing contribution to each eligible employee, subject to limits specified by the IRC, on an annual basis, provided the employee is employed with the Company on the last day of the plan year which is December 31. In addition, the Company may also make matching contributions of up to 3% of an employee’s eligible compensation. The Company’s contributions will vest 25% per year over four years. In January 2015, the Company approved the implementation of matching contributions to begin in April 2015. Total matching contributions were $0.2 million during the year ended December 31, 2015.

10.	Income Taxes

The Company has a history of losses and therefore has made no provision for income taxes.

The amount computed by applying the federal statutory rate to loss before taxes reconciles to the provision for income taxes is as follows (in thousands):

	Fiscal Years Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	$(9,056)	$(6,243)	$(6,245)
State tax, net of federal benefit	(589)	(1,264)	(826)
Permanent items	675	515	368
R&D tax credit	(559)	(315)	(584)
Other	—	12	(2)
Change in valuation allowance	9,529	7,295	7,289

	$—	$—	$—

Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$40,136	$33,912
R&D tax credit	3,691	2,888
Accruals and other	5,296	2,465

	49,123	39,265
Deferred tax liabilities:
Depreciation and amortization	(391)	(62)

	(391)	(62)

Net deferred tax asset:	48,732	39,203
Valuation allowance	(48,732)	(39,203)

	$—	$—

Deferred income taxes reflect the tax effects of net operating loss (“NOL”) and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until the Company has sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.5 million and $7.3 million during the years ended December 31, 2015 and 2014, respectively.

NOL carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred income tax assets. To the extent such NOL carryforwards are utilized, the benefits realized will increase stockholders’ equity. As of December 31, 2015, the Company’s federal NOL carryforwards of $112.4 million will expire at various dates beginning in 2023, if not utilized, and federal research and development tax credits of $3.0 million will begin to expire in 2023. In addition, NOL carryforwards for state income tax purposes of $55.9 million began to expire in 2015 and state research and development tax credits of $2.5 million do not expire.

Utilization of the NOL carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the NOL before utilization.

The Company had unrecognized tax benefit of $1.1 million and $0.9 million as of and December 31, 2015 and 2014, respectively, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2015.

A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2015	2014	2013
Beginning of year	$861	$715	$505
Additions for tax positions related to:
Current year	227	140	210
Prior years	6	6	—

End of year	$1,094	$861	$715

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next twelve months for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S. federal and various state jurisdictions. Tax years beginning in 2004 through 2015 remain open to examination by the major taxing authorities to which the Company is subject to. The Company’s policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in its statements of operations and comprehensive loss. The Company has not recorded any interest expense or penalties associated with unrecognized tax benefits.

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

	Fiscal Years Ended December 31,
	2015				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$13,372	$15,198	$14,232	$18,791	$7,497	$8,565	$9,100	$13,425
Cost of sales	2,792	2,904	2,877	3,715	2,360	2,320	2,576	2,967

Gross profit	10,580	12,294	11,355	15,076	5,137	6,245	6,524	10,458
Gross margin	79%	81%	80%	80%	69%	73%	72%	78%
Operating expenses:
Sales, general and administrative	12,620	14,117	16,420	16,480	6,658	8,291	9,667	11,495
Research and development	3,326	4,038	4,799	4,445	2,577	2,377	2,758	2,619

Total operating expenses	15,946	18,155	21,219	20,925	9,235	10,668	12,425	14,114

Loss from operations	(5,366)	(5,861)	(9,864)	(5,849)	(4,098)	(4,423)	(5,901)	(3,656)
Interest and other income (expense), net (1)	28	48	126	104	(311)	41	16	(30)

Net loss	$(5,338)	$(5,813)	$(9,738)	$(5,745)	$(4,409)	$(4,382)	$(5,885)	$(3,686)

Basic and diluted net loss per share	$(0.23)	$(0.23)	$(0.35)	$(0.20)	$(2.49)	$(2.36)	$(0.32)	$(0.16)

Shares used to compute basic and diluted net loss per share	23,488	25,015	27,979	28,084	1,773	1,860	18,217	23,375

(1)	The first quarter of 2014 included $0.3 million in fair value expense adjustments for the preferred stock warrants classified as liabilities.

INTERSECT ENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Fiscal Years Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts:
Beginning	$—	$—	$—
Charges	92	—	—
Write-offs	(6)	—	—

Ending	$86	$—	$—

EXHIBIT INDEX

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws.	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-196974	4.1	7/14/2014

10.1	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-196974	10.1	7/9/2014

10.2	2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-196974	10.2	7/9/2014

10.3	2013 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-196974	10.3	7/9/2014

10.4	2014 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-196974	10.4	7/14/2014

10.5	2014 Employee Stock Purchase Plan.	S-1	333-196974	10.5	7/14/2014

10.6	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the registrant and certain of its stockholders.	S-1	333-196974	10.6	6/23/2014

10.7	Lease by and between the registrant and Menlo Business Park, LLC, dated as of March 2, 2012.	S-1	333-196974	10.6	6/23/2014

10.8	First Amendment to Lease by and between the registrant and Menlo Prepi I, LLC, dated as of December 17, 2014	8-K	001-36545	10.1	12/18/2014

10.9	2016 Compensation Arrangements with Named Executive Officers.	8-K	001-36545	10.1	1/20/2016

10.10	Offer Letter by and between the registrant and Lisa D. Earnhardt, dated as of January 28, 2008, as amended.	S-1	333-196974	10.8	6/23/2014

10.11	Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of May 15, 2014.	S-1	333-196974	10.10	6/23/2014

10.12	Offer Letter by and between the registrant and Richard E. Kaufman, dated as of December 6, 2006, as amended.	S-1	333-196974	10.11	6/23/2014

10.13	Offer Letter by and between the registrant and James W. Stambaugh, dated as of September 15, 2006, as amended.	S-1	333-196974	10.12	6/23/2014

10.14	Offer Letter by and between the registrant and Amy C. Wolbeck, dated as of November 24, 2008, as amended.	S-1	333-196974	10.14	6/23/2014

10.15	Amendment to Offer Letter by and between the registrant and Lisa D. Earnhardt, dated as of January 26, 2015.	10-Q	001-36545	10.2	5/11/2015

10.16	Amendment to Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of January 26, 2015.	10-Q	001-36545	10.3	5/11/2015

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
10.17	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of January 26, 2015.	10-Q	001-36545	10.4	5/11/2015

10.18	Amendment to Offer Letter by and between the registrant and James W. Stambaugh, dated as of January 28, 2015.	10-Q	001-36545	10.5	5/11/2015

10.19	Amendment to Offer Letter by and between the registrant and Amy C. Wolbeck, dated as of January 30, 2015.	10-Q	001-36545	10.6	5/11/2015

10.20	Offer Letter by and between the registrant and Charles S. McKhann, dated as of January 21, 2015.	10-Q	001-36545	10.7	5/11/2015

10.21	Non-Employee Director Compensation Policy.	8-K	001-36545	10.1	4/10/2015

10.22	Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of August 30, 2013.	S-1	333-196974	10.15	6/23/2014

10.23#	Supply Agreement by and between the registrant and HOVIONE Inter Ltd, dated as of April 14, 2014.	S-1	333-196974	10.16	6/23/2014

10.24#	Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of Supply January 28, 2014.	S-1	333-196974	10.17	6/23/2014

10.25#	Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of November 14, 2013.	S-1	333-196974	10.18	6/23/2014

10.26†	Amendment to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of October 7, 2015.

10.27#	Master Services Agreement by and between the registrant and Polymer Solutions Corporation, dated as of April 9, 2014.	S-1	333-196974	10.20	6/23/2014

10.28†	Analytical Testing Partnership Program 2016-2017 by and between the registrant and Exova, dated as of October 6, 2015.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Confidential Treatment Granted.
†	Confidential Treatment Requested.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.