Form 10-Q
period 2016-03-31
Intersect ENT, Inc.
filed 2016-05-09
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding as of April 30, 2016 were 28,326,471.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$37,960	$34,809
Short-term investments, available-for-sale	79,045	89,491
Accounts receivable, net	9,467	11,468
Inventory	4,933	3,949
Prepaid expenses and other current assets	1,767	1,495

Total current assets	133,172	141,212
Property and equipment, net	3,395	3,183
Other non-current assets	253	240

Total assets	$136,820	$144,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,863	$1,908
Accrued compensation	7,064	9,588
Other current liabilities	1,418	1,574

Total current liabilities	11,345	13,070
Deferred rent	1,282	1,334

Total liabilities	12,627	14,404

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at March 31, 2016 and December 31, 2015;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at March 31, 2016 and December 31, 2015;
Issued and outstanding shares: 28,283 at March 31, 2016 and 28,159 at December 31, 2015	28	28
Additional paid-in capital	255,536	253,450
Accumulated other comprehensive income	105	8
Accumulated deficit	(131,476)	(123,255)

Total stockholders’ equity	124,193	130,231

Total liabilities and stockholders’ equity	$136,820	$144,635

(1)	Amounts have been derived from the December 31, 2015 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$16,692	$13,372
Cost of sales	3,210	2,792

Gross profit	13,482	10,580

Operating expenses:
Selling, general and administrative	17,393	12,620
Research and development	4,495	3,326

Total operating expenses	21,888	15,946

Loss from operations	(8,406)	(5,366)
Interest and other income (expense), net	185	28

Net loss	$(8,221)	$(5,338)

Other comprehensive income:
Unrealized gain on short-term investments	97	—

Comprehensive loss	$(8,124)	$(5,338)

Net loss per share, basic and diluted	$(0.29)	$(0.23)

Weighted average common shares used to compute net loss per share, basic and diluted	28,207	23,488

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net loss	$(8,221)	$(5,338)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	261	140
Stock-based compensation expense	1,887	778
Amortization of net investment premium paid	117	96
Changes in operating assets and liabilities:
Accounts receivable, net	2,001	339
Inventory	(984)	(279)
Prepaid expenses and other current assets	(272)	(317)
Other non-current assets	(13)	—
Accounts payable	989	(255)
Accrued compensation	(2,524)	(791)
Other current liabilities and deferred rent	(208)	55

Net cash used in operating activities	(6,967)	(5,572)

Investing activities:
Purchases of short-term investments	(41,673)	(8,286)
Maturities of short-term investments	52,099	14,548
Purchases of property and equipment	(508)	(293)

Net cash provided by investing activities	9,918	5,969

Financing activities:
Proceeds from issuance of common stock	200	424

Net cash provided by financing activities	200	424

Net increase in cash and cash equivalents	3,151	821
Cash and cash equivalents:
Beginning of the period	34,809	13,403

End of the period	$37,960	$14,224

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Description of Business

Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. The Company’s sole commercial products are the PROPEL and PROPEL mini drug releasing implants for patients undergoing sinus surgery to treat chronic sinusitis. The Company received approval from the U.S. Food and Drug Administration (“FDA”) for PROPEL in August 2011 and for PROPEL mini in November 2012. In the first half of 2013, the Company began scaling its U.S. direct commercial presence and currently sells its products only in the United States.

Liquidity and Business Risks

As of March 31, 2016, the Company had cash, cash equivalents and short-term investments of $117.0 million, and an accumulated deficit of $131.5 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of March 31, 2016, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2015 filed with the SEC on February 25, 2016.

Follow-on Offering

In June 2015, the Company completed a follow-on offering by issuing 4,119,300 shares of common stock, including 537,300 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares, at an offering price of $25.00 per share, for net proceeds of approximately $96.4 million, after deducting underwriting discounts and commissions of $6.2 million and offering expenses of $0.4 million.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Recent Accounting Pronouncements

There have been no significant changes to the recent accounting pronouncements during the three months ended March 31, 2016, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report except as described below.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”). ASU 2016-9 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and an entity can now make an entity-wide election to either estimate the number of awards expected to vest or account for forfeitures when they occur. ASU 2016-9 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted in any interim or annual period and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the effect that ASU 2016-9 will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases: Amendments to the FASB Accounting Standards Codification (“ASU 2016-2”). ASU 2016-2 requires lessees to put most leases on their balance sheets at its present value but recognize expenses on their income statements in a manner similar to current accounting standards and eliminates current real estate-specific provisions for all entities. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-2 will have on its financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”). ASU 2016-1 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income, unless the investments qualify for the new practicability exception. Entities will also be required to assess the realizability of a deferred tax asset related to an available-for-sale debt security in combination with the entity’s other deferred tax assets. ASU 2016-1 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is generally not permitted. The Company is evaluating the effect that ASU 2016-1 will have on its financial statements and related disclosures.

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	March 31,	December 31,
	2016	2015
Accounts receivable	$9,611	$11,554
Allowance for doubtful accounts	(144)	(86)

	$9,467	$11,468

Inventory (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$1,072	$911
Work-in-process	296	187
Finished goods	3,565	2,851

	$4,933	$3,949

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	March 31,				December 31,
	2016				2015
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$3,026	$—	$—	$3,026	$2,702	$—	$—	$2,702
Money market funds	26,934	—	—	26,934	26,856	—	—	26,856
Corporate debt securities	47,582	12	(1)	47,593	57,546	—	(29)	57,517
Commercial paper	39,358	94	—	39,452	37,188	37	—	37,225

	$116,900	$106	$(1)	$117,005	$124,292	$37	$(29)	$124,300

Reported as:
Cash and cash equivalents				$37,960				$34,809
Short-term investments, available-for-sale				79,045				89,491

				$117,005				$124,300

Management has the intent and ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying balance sheets. As of March 31, 2016 and December 31, 2015, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2016 and year ended December 31, 2015. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$3,026	$—	$—	$3,026	$2,702	$—	$—	$2,702
Money market funds	26,934	—	—	26,934	26,856	—	—	26,856
Corporate debt securities	—	47,593	—	47,593	—	57,517	—	57,517
Commercial paper	—	39,452	—	39,452	—	37,225	—	37,225

	$29,960	$87,045	$—	$117,005	$29,558	$94,742	$—	$124,300

Reported as:
Cash and cash equivalents				$37,960				$34,809
Short-term investments, available-for-sale				79,045				89,491

				$117,005				$124,300

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2016 and year ended December 31, 2015.

6.	Stock-based Compensation Expense

2014 Equity Incentive Plan

        Under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2016, the total number of shares of common stock reserved for issuance increased by 844,774 shares to 6,296,102 shares.

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Three Months Ended
	March 31,
	2016
	Options	Price
Outstanding, beginning of period	2,946	$12.24
Granted	1,124	18.78
Exercised	(123)	1.62
Forfeited	(30)	5.66
Expired	(72)	21.78

Outstanding, end of period	3,845	14.36

Vested and expected to vest	3,654	14.01

Exercisable	1,618	8.06

As of March 31, 2016, the aggregate pre-tax intrinsic value of options outstanding was $22.0 million and options outstanding and exercisable was $18.8 million, the weighted-average remaining contractual term of options outstanding was 8.5 years and options outstanding and exercisable was 7.4 years. The aggregate pre-tax intrinsic value of options exercised was $2.0 million and $4.6 million during the three months ended March 31, 2016 and 2015, respectively.

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of sales	$115	$39
Selling, general and administrative	1,437	638
Research and development	335	101

	$1,887	$778

As of March 31, 2016, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2020 related to unvested employee stock-based payment awards was $18.8 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 3.1 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended
	March 31,
	2016	2015
Expected term (years)	6.0	6.0
Expected volatility	44%	49%
Risk-free interest rate	1.6%	1.6%
Dividend yield	0.0%	0.0%
Weighted average fair value	$8.23	$10.51

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In March 2015, the Company approved the implementation of the 2014 ESPP to begin in May 2015. In November 2015, 53,242 shares were issued. No shares were issued during the three months ended March 31, 2016.

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended March 31,
	2016	2015
Expected term (years)	1.3	—
Expected volatility	47%	—
Risk-free interest rate	0.6%	—
Dividend yield	0.0%	—
Weighted average fair value	$6.28	$—

7.	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of stock options were antidilutive in those periods.

The Company allocates no loss to participating securities because the participating securities have no contractual obligation to share in the losses of the Company.

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss	$(8,221)	$(5,338)

Weighted average common stock outstanding	28,207	23,488

Net loss per share, basic and diluted	$(0.29)	$(0.23)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended March 31,
	2016	2015
Common stock options	3,845	3,126
ESPP	252	—

	4,097	3,126

8.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. All forward-looking statements are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed financial statements, related notes and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed financial statements and the related notes that appear elsewhere in this report, as well as our financial statements and related notes included in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on February 25, 2016.

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

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients include those needing and electing surgery, those who have not had sinus surgery and those that have had one or more surgeries but continue to suffer from symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL has been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, including a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses following sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days, before being fully absorbed into the body.

•	Marketing PROPEL mini for patients undergoing surgery for chronic sinusitis in the frontal sinus. We announced preliminary topline data from the PROGRESS trial, designed to evaluate the safety and efficacy of PROPEL mini when placed in the frontal sinuses following surgery, showing that the study met its primary efficacy endpoint and demonstrating a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone.

•	Conducting clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed three studies of RESOLVE in a total of 117 patients and, in December 2014, we commenced RESOLVE II, a phase III trial enrolling 300 patients to assess the safety and efficacy of the product.

•	Conducting clinical trials of NOVA, a steroid releasing implant designed to fit the ostia, or openings, of the dependent sinuses following enlargement of the sinuses. While sinus enlargement is performed on both revision and primary patients, NOVA has the potential to provide, in conjunction with balloon opening, a less invasive procedure performed in the physician’s office for patients with primary chronic sinusitis who have not had sinus surgery. We completed enrollment of the second cohort of patients in the PROGRESS study in March 2016. This phase of the PROGRESS study is an 80-patient prospective randomized blinded multicenter trial designed to assess the safety and efficacy of NOVA when placed in the frontal sinuses following opening of the sinus.

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

In June 2015, we completed a follow-on offering by issuing 4,119,300 shares of common stock at an offering price of $25.00 per share, for net proceeds of approximately $96.4 million, after deducting underwriting discounts and commissions and offering expenses.

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

All of our revenue is based in the U.S. and no single customer accounted for more than 10% of our revenue during the three months ended March 31, 2016 and 2015.

Cost of Sales and Gross Profit

We manufacture PROPEL and PROPEL mini at our facility in Menlo Park, California. Cost of sales consists primarily of manufacturing overhead costs, material costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and management. We expect overhead costs as a percentage of revenue to become less significant as our production volume increases. We expect cost of sales to increase in absolute dollars primarily as, and to the extent, our revenue grows.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, reimbursement, business development and human resource functions. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit and Sarbanes-Oxley Act of 2002 compliance expenses, insurance costs and general corporate expenses including allocated facilities and information technology expenses. We expect SG&A expenses to continue to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure to drive and support the anticipated growth in revenue and incur additional legal, accounting, insurance and other professional service fees associated with the expiration of our emerging growth company status.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of product development, clinical and regulatory affairs, consulting services and other costs associated with products and technologies in development. These expenses include employee compensation, stock-based compensation, supplies, quality assurance and related travel and allocated facilities and information technology expenses. Clinical expenses include clinical trial design, clinical site reimbursement, data management and travel expenses, and the cost of manufacturing products for clinical trials. We expect R&D expenses to increase in absolute dollars for the foreseeable future as we continue to develop, enhance and commercialize new products and technologies. However, we expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts as well as our clinical development activities.

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

There have been no significant changes to our significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

See Note 2 of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the three months ended March 31, 2016.

Results of Operations

	Three Months Ended March 31,
	2016	2015
(in thousands, except percentages)
Revenue	$16,692	$13,372
Cost of sales	3,210	2,792

Gross profit	13,482	10,580
Gross margin	81%	79%

Operating expenses:
Selling, general and administrative	17,393	12,620
Research and development	4,495	3,326

Total operating expenses	21,888	15,946

Loss from operations	(8,406)	(5,366)
Interest and other income (expense), net	185	28

Net loss	$(8,221)	$(5,338)

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

Revenue increased $3.3 million, or 25%, to $16.7 million during the three months ended March 31, 2016, compared to $13.4 million during the three months ended March 31, 2015. The growth in revenue was attributable to an increase in unit sales of PROPEL and PROPEL mini from 18,300 units to 22,100 units, or 21%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations.

Cost of Sales and Gross Margin

Cost of sales increased $0.4 million, or 15%, to $3.2 million during the three months ended March 31, 2016, compared to $2.8 million during the three months ended March 31, 2015. The increase in cost of sales was primarily attributable to the growth in the number of PROPEL and PROPEL mini units sold.

Gross margin for the three months ended March 31, 2016, increased to 81%, compared to 79% for the three months ended March 31, 2015. The increase in gross margin was primarily due to the growth in unit sales during the three months ended March 31, 2016, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units. The fixed portion of our manufacturing overhead allows our cost of sales to grow at a slower rate than our revenue.

Selling, General and Administrative Expenses

SG&A expenses increased $4.8 million, or 38%, to $17.4 million during the three months ended March 31, 2016, compared to $12.6 million during the three months ended March 31, 2015. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL mini.

The primary component of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $3.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, as we increased headcount to 126 as of March 31, 2016, compared to 108 as of March 31, 2015. In addition, other SG&A expenses increased $1.3 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to an increase in headcount.

Research and Development Expenses

R&D expenses increased $1.2 million, or 35%, to $4.5 million during the three months ended March 31, 2016, compared to $3.3 million during the three months ended March 31, 2015. The increase in R&D expenses was primarily due to an increase in personnel costs as we increased headcount and clinical trial costs.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $0.2 million to $0.2 million of income during the three months ended March 31, 2016, compared to $28,000 of income during the three months ended March 31, 2015. The increase in interest and other income, net, were primarily attributable to our higher cash, cash equivalents and short-term investments available-for-sale balances.

Liquidity and Capital Resources

Overview

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $117.0 million and an accumulated deficit of $131.5 million, compared to cash, cash equivalents and short-term investments of $124.3 million and an accumulated deficit of $123.3 million as of December 31, 2015. In June 2015, we completed our follow-on offering, issuing 4,119,300 shares of common stock at an offering price of $25.00 per share yielding net proceeds of $96.4 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

	Three Months Ended March 31,
	2016	2015
(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,967)	$(5,572)
Investing activities	9,918	5,969
Financing activities	200	424

Net increase in cash and cash equivalents	$3,151	$821

Net Cash Used in Operating Activities

During the three months ended March 31, 2016, net cash used in operating activities was $7.0 million, consisting primarily of a net loss of $8.2 million and an increase in net operating assets of $1.1 million, partially offset by non-cash charges of $2.3 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to the payment of accrued yearend bonuses and an increase in inventory, partially offset by a decrease in accounts receivable and an increase in accounts payable.

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

Net Cash Provided by Investing Activities

During the three months ended March 31, 2016, net cash provided by investing activities was $9.9 million, consisting primarily of net maturities of short-term investments, available-for-sale, of $10.4 million, partially offset by purchases of property and equipment of $0.5 million.

During the three months ended March 31, 2015, net cash provided by investing activities was $6.0 million, consisting of net maturities of short-term investments, available-for-sale, of $6.3 million, partially offset by purchases of property and equipment of $0.3 million.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2016, net cash provided by financing activities was $0.2 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

During the three months ended March 31, 2015, net cash provided by financing activities was $0.4 million, consisting primarily of net proceeds from the issuance of common stock upon exercises of employee stock options.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of March 31, 2016, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2015, were $8.8 million, as reported in our Annual Report. Our contractual obligations as of March 31, 2016, have not significantly changed from December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $117.0 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at March 31, 2016 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of March 31, 2016, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers in the United States. No single customer represented more than 10% of our accounts receivable as of March 31, 2016 and December 31, 2015.

Foreign Currency Risk

Our business is conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We have incurred net losses since our inception in 2003. We had a net loss of $8.2 million for the three months ended March 31, 2016, and $26.6 million and $18.4 million for the years ended December 31, 2015 and 2014, respectively. As of March 31, 2016, we had an accumulated deficit of $131.5 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

If physicians treat more patients in their offices instead of performing surgery in the operating room, our ability to sell PROPEL may be harmed

The prevalence of sinus procedures being performed in the office has increased since sinus dilation products for use in the office setting received category one reimbursement codes in 2011. As a result, the number of companies selling sinus dilation products has increased and well-known companies such as Medtronic, Entellus and Johnson & Johnson have begun to sell sinus dilation products. This has led to increased marketing investments to sell these sinus dilation products in an attempt to not only grow the overall sinus procedure market but also to shift procedures from the operating room to the office. If more patients are treated for chronic sinusitis in a physician’s office with a sinus dilation product rather than through FESS procedures in the operating room, the volume of FESS procedures performed may not grow as anticipated and our ability to sell our products may be harmed.

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

The Affordable Care Act imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports specified medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $29 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. Sales of our products in the United States have been subject to this 2.3% excise tax. During the years ended December 31, 2015 and 2014, we recognized $1.1 million and $0.7 million, respectively, in tax expense associated with the medical device tax in the United States which is included in selling, general and administrative expenses. The excise tax has been suspended for calendar years 2016 and 2017, and under current law will be reinstated for calendar year 2018. We cannot predict whether this tax will be reinstated or what effect the excise tax may have on our financial performance in future years if the tax is reinstated as planned.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through April 30, 2016, the price of our common stock has fluctuated from a low of $12.02 to a high of $32.85. The price of our common stock may continue to fluctuate substantially due to many factors, including:

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

We are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal control over financial reporting, and our auditors are required to express an opinion on the effectiveness of our internal controls. This resulted in increased compliance fees. Our management assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

None.

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

Dated: May 9, 2016	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws.	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the registrant and certain of its stockholders.	S-1	333-196974	10.6	6/23/2014

10.1	2016 Compensation Arrangements with Named Executive Officers.	8-K	001-36545	10.1	1/20/2016

10.2	Offer Letter by and between the registrant and David A. Lehman, dated as of February 8, 2016.

10.3	Amendment to Offer Letter by and between the registrant and Charles S. McKhann, dated as of March 16, 2016.

10.4†	Amendment to Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of February 22, 2016.

10.5†	Amendment to Master Services Agreement by and between the registrant and Polymer Solutions Corporation, dated as of April 1, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
†	Confidential Treatment Requested.