Form 10-Q
period 2016-06-30
Intersect ENT, Inc.
filed 2016-08-08
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Shares of common stock outstanding as of July 31, 2016 were 28,454,322.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$14,389	$34,809
Short-term investments, available-for-sale	97,395	89,491
Accounts receivable, net	9,978	11,468
Inventory	5,897	3,949
Prepaid expenses and other current assets	1,245	1,495

Total current assets	128,904	141,212
Property and equipment, net	3,763	3,183
Other non-current assets	293	240

Total assets	$132,960	$144,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,551	$1,908
Accrued compensation	6,941	9,588
Other current liabilities	1,193	1,574

Total current liabilities	10,685	13,070
Deferred rent	1,199	1,334

Total liabilities	11,884	14,404
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at June 30, 2016 and December 31, 2015;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at June 30, 2016 and December 31, 2015;
Issued and outstanding shares: 28,443 at June 30, 2016 and 28,159 at December 31, 2015	28	28
Additional paid-in capital	258,342	253,450
Accumulated other comprehensive income	141	8
Accumulated deficit	(137,435)	(123,255)

Total stockholders’ equity	121,076	130,231

Total liabilities and stockholders’ equity	$132,960	$144,635

(1)	Amounts have been derived from the December 31, 2015 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$19,317	$15,198	$36,009	$28,570
Cost of sales	3,117	2,904	6,327	5,696

Gross profit	16,200	12,294	29,682	22,874
Operating expenses:
Selling, general and administrative	17,795	14,117	35,188	26,737
Research and development	4,588	4,038	9,083	7,364

Total operating expenses	22,383	18,155	44,271	34,101

Loss from operations	(6,183)	(5,861)	(14,589)	(11,227)
Interest and other income, net	224	48	409	76

Net loss	(5,959)	(5,813)	(14,180)	(11,151)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	36	(14)	133	(14)

Comprehensive loss	$(5,923)	$(5,827)	$(14,047)	$(11,165)

Net loss per share, basic and diluted	$(0.21)	$(0.23)	$(0.50)	$(0.46)

Weighted average common shares used to compute net loss per share, basic and diluted	28,379	25,015	28,293	24,256

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net loss	$(14,180)	$(11,151)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	540	303
Stock-based compensation expense	3,827	2,020
Amortization of net investment premium paid	173	220
Changes in operating assets and liabilities:
Accounts receivable, net	1,490	(442)
Inventory	(1,948)	(652)
Prepaid expenses and other current assets	250	(364)
Other non-current assets	(13)	—
Accounts payable	525	300
Accrued compensation	(2,647)	1,496
Other current liabilities and deferred rent	(516)	412

Net cash used in operating activities	(12,499)	(7,858)
Investing activities:
Purchases of short-term investments	(92,669)	(98,841)
Sales of short-term investments	—	2,508
Maturities of short-term investments	84,725	24,921
Purchases of property and equipment	(1,042)	(908)

Net cash used in investing activities	(8,986)	(72,320)
Financing activities:
Proceeds from issuance of common stock	1,065	652
Proceeds from public offering, net of issuance costs	—	96,399

Net cash provided by financing activities	1,065	97,051

Net (decrease) increase in cash and cash equivalents	(20,420)	16,873
Cash and cash equivalents:
Beginning of the period	34,809	13,403

End of the period	$14,389	$30,276

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

Liquidity and Business Risks

As of June 30, 2016, the Company had cash, cash equivalents and short-term investments of $111.8 million, and an accumulated deficit of $137.4 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of June 30, 2016, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Recent Accounting Pronouncements

There have been no significant changes to the recent accounting pronouncements during the six months ended June 30, 2016, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report except as described below.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and allows for the reversal of estimated credit losses in the current period, aligning the income statement recognition of credit losses with the reporting period in which changes occur. ASU 2016-13 also broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized costs. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”). ASU 2016-9 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and an entity can now make an entity-wide election to either estimate the number of awards expected to vest or account for forfeitures when they occur. ASU 2016-9 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted in any interim or annual period and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the effect that ASU 2016-9 will have on its financial statements and related disclosures.

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

3. Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	June 30,	December 31,
	2016	2015
Accounts receivable	$10,101	$11,554
Allowance for doubtful accounts	(123)	(86)

	$9,978	$11,468

Inventory (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$1,137	$911
Work-in-process	319	187
Finished goods	4,441	2,851

	$5,897	$3,949

4. Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	June 30,				December 31,
	2016				2015
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$5,259	$—	$—	$5,259	$2,702	$—	$—	$2,702
Money market funds	9,130	—	—	9,130	26,856	—	—	26,856
Corporate debt securities	43,198	9	(7)	43,200	57,546	—	(29)	57,517
Commercial paper	54,056	139	—	54,195	37,188	37	—	37,225

	$111,643	$148	$(7)	$111,784	$124,292	$37	$(29)	$124,300

Reported as:
Cash and cash equivalents				$14,389				$34,809
Short-term investments, available-for-sale				97,395				89,491

				$111,784				$124,300

Management has the intent and ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next twelve months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying balance sheets. As of June 30, 2016 and December 31, 2015, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2016 and year ended December 31, 2015. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	June 30,				December 31,
	2016				2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$5,259	$—	$—	$5,259	$2,702	$—	$—	$2,702
Money market funds	9,130	—	—	9,130	26,856	—	—	26,856
Corporate debt securities	—	43,200	—	43,200	—	57,517	—	57,517
Commercial paper	—	54,195	—	54,195	—	37,225	—	37,225

	$14,389	$97,395	$—	$111,784	$29,558	$94,742	$—	$124,300

Reported as:
Cash and cash equivalents				$14,389				$34,809
Short-term investments, available-for-sale				97,395				89,491

				$111,784				$124,300

There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2016 and year ended December 31, 2015.

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

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Six Months Ended
	June 30,
	2016
	Options	Price
Outstanding, beginning of period	2,946	$12.24
Granted	1,339	18.21
Exercised	(215)	1.65
Forfeited	(125)	21.47
Expired	(34)	5.38

Outstanding, end of period	3,911	14.63

Vested and expected to vest	3,730	14.36

Exercisable	1,688	9.35

As of June 30, 2016, the aggregate pre-tax intrinsic value of options outstanding was $11.8 million and options outstanding and exercisable was $10.6 million, the weighted-average remaining contractual term of options outstanding was 8.3 years and options outstanding and exercisable was 7.4 years. The aggregate pre-tax intrinsic value of options exercised was $3.4 million and $7.9 million during the six months ended June 30, 2016 and 2015, respectively.

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales	$125	$78	$240	$117
Selling, general and administrative	1,484	969	2,921	1,607
Research and development	331	195	666	296

	$1,940	$1,242	$3,827	$2,020

As of June 30, 2016, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2020 related to unvested employee stock-based payment awards was $18.6 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.9 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term (years)	6.0	6.0	6.0	6.0
Expected volatility	44%	44%	44%	48%
Risk-free interest rate	1.4%	1.6%	1.6%	1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$6.50	$11.18	$7.95	$10.62

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In March 2015, the Company approved the implementation of the 2014 ESPP to begin in May 2015. In May 2016 and November 2015, 67,755 and 53,242 shares were issued, respectively.

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term (years)	1.3	1.3	1.3	1.3
Expected volatility	49%	35%	49%	35%
Risk-free interest rate	0.6%	0.3%	0.6%	0.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$4.53	$7.60	$4.53	$7.60

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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Common stock options	3,911	3,101	3,911	3,101
ESPP	274	47	274	47

	4,185	3,148	4,185	3,148

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

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients include those needing and electing surgery, those who have not had sinus surgery and those that have had one or more surgeries but continue to suffer from symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL has been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, including a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses following sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days, before being fully absorbed into the body.

•	Marketing PROPEL mini for patients undergoing surgery for chronic sinusitis in the frontal sinus. Based on results from the PROGRESS clinical study, designed to evaluate the safety and efficacy of PROPEL mini when placed in the frontal sinuses following surgery, Propel mini demonstrated a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone.

•	Completing clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed three studies of RESOLVE in a total of 117 patients and, in May 2016, we completed enrollment of RESOLVE II, a phase III trial of 300 patients to assess the safety and efficacy of the product.

•	Pursuing approval of NOVA, a steroid releasing implant designed to fit the ostia, or openings, of the dependent sinuses following enlargement of the sinuses. While sinus enlargement is performed on both revision and primary patients, NOVA has the potential to provide, in conjunction with balloon opening, a less invasive procedure performed in the physician’s office for patients with primary chronic sinusitis who have not had sinus surgery. We announced results of the second cohort of patients in the PROGRESS study in May 2016. This phase of the PROGRESS study is an 80-patient prospective randomized blinded multicenter trial designed to assess the safety and efficacy of NOVA when placed in the frontal sinuses following opening of the sinus. This NOVA cohort demonstrated a statistically significant 65% relative reduction in the need for post-operative interventions, such as the need for additional surgical procedures or need for oral steroid prescription, compared to surgery alone. In July 2016, we submitted a PMA supplement to the FDA to seek approval of NOVA.

We have expanded our sales organization and we intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We seek to grow our revenue by increasing the frequency of use of our products among current physician customers and also to add new physician users.

In June 2015, we completed a follow-on offering by issuing 4,119,300 shares of common stock at an offering price of $25.00 per share, for net proceeds of approximately $96.4 million, after deducting underwriting discounts and commissions and offering expenses.

Components of Our Results of Operations

Revenue

All of our revenue is currently derived from sales of PROPEL and PROPEL mini. We expect our revenue to increase as we expand our sales, marketing and reimbursement infrastructure and increase awareness of our products. We also expect our revenue to fluctuate from quarter to quarter due to a variety of factors. In the first quarter of any calendar year, our results can be impacted by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay or decline elective procedures such as functional endoscopic sinus surgery, or FESS. In the second quarter, demand may be impacted by the seasonal nature of allergies, the resultant onset of sinus-related symptoms and the growth of high deductible insurance plans which may cause patients to delay or decline elective surgery until their deductible is met later in the year. In the third quarter, the number of FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be impacted by the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans.

Our currently approved products are commonly treated as general supplies utilized in sinus surgery and are paid for as part of the FESS procedure. We believe that establishment of reimbursement codes specific to the use of drug releasing implants for chronic sinusitis is an important factor in expanding access to our products, especially in the physician office setting.

Our revenue is primarily based in the U.S. and no single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2016 and 2015.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, reimbursement, business development and human resource functions. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit and Sarbanes-Oxley Act of 2002 compliance expenses, insurance costs and general corporate expenses including allocated facilities and information technology expenses. We expect SG&A expenses to continue to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure to drive and support the anticipated growth in revenue and incur additional legal, accounting, insurance and other professional service fees associated with the expiration of our emerging growth company status at the end of 2015.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of product development, clinical and regulatory affairs, consulting services and other costs associated with products and technologies in development. These expenses include employee compensation, stock-based compensation, supplies, quality assurance and related travel and allocated facilities and information technology expenses. Clinical expenses include clinical trial design, clinical site reimbursement, data management and travel expenses, and the cost of manufacturing products for clinical trials. We expect R&D expenses to increase in absolute dollars for the foreseeable future as we continue to develop and commercialize new products as well as to enhance current products. However, we expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts as well as our post-marketing studies.

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

There have been no significant changes to our significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

See Note 2 of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the six months ended June 30, 2016.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands, except percentages)
Revenue	$19,317	$15,198	$36,009	$28,570
Cost of sales	3,117	2,904	6,327	5,696

Gross profit	16,200	12,294	29,682	22,874
Gross margin	84%	81%	82%	80%
Operating expenses:
Selling, general and administrative	17,795	14,117	35,188	26,737
Research and development	4,588	4,038	9,083	7,364

Total operating expenses	22,383	18,155	44,271	34,101

Loss from operations	(6,183)	(5,861)	(14,589)	(11,227)
Interest and other income, net	224	48	409	76

Net loss	$(5,959)	$(5,813)	$(14,180)	$(11,151)

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenue

Revenue increased $4.1 million, or 27%, to $19.3 million during the three months ended June 30, 2016, compared to $15.2 million during the three months ended June 30, 2015, and increased $7.4 million, or 26%, to $36.0 million during the six months ended June 30, 2016, compared to $28.6 million during the six months ended June 30, 2015. The growth in revenue was primarily attributable to an increase in unit sales of PROPEL and PROPEL mini from 21,200 units to 25,100 units, or 18%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, and from 39,500 units to 47,200 units, or 19%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations as well as by the introduction of an expanded indication for PROPEL mini following approval from the FDA to treat patients undergoing frontal sinus surgery.

Cost of Sales and Gross Margin

Cost of sales increased $0.2 million, or 7%, to $3.1 million during the three months ended June 30, 2016, compared to $2.9 million during the three months ended June 30, 2015, and increased $0.6 million, or 11%, to $6.3 million during the six months ended June 30, 2016, compared to $5.7 million during the six months ended June 30, 2015. The increase in cost of sales was attributable to the growth in the number of PROPEL and PROPEL mini units sold.

Gross margin for the three months ended June 30, 2016, increased to 84%, compared to 81% for the three months ended June 30, 2015, and for the six months ended June 30, 2016, increased to 82%, compared to 80% for the six months ended June 30, 2015. The increases in gross margin were due to several factors including the growth in unit sales during the three and six months ended June 30, 2016, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units, ongoing increases in manufacturing efficiency and an increase in our average selling price.

Selling, General and Administrative Expenses

SG&A expenses increased $3.7 million, or 26%, to $17.8 million during the three months ended June 30, 2016, compared to $14.1 million during the three months ended June 30, 2015, and increased $8.5 million, or 32%, to $35.2 million during the six months ended June 30, 2016, compared to $26.7 million during the six months ended June 30, 2015. The increases in SG&A expenses were primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL mini.

The primary component of these increases were employee-related expenses of our sales, marketing and reimbursement organizations which increased $3.1 million and $6.6 million for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, respectively, as we increased headcount to 138 as of June 30, 2016, compared to 112 as of June 30, 2015. In addition, other SG&A expenses increased $0.6 million and $1.9 million for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, respectively, primarily due to an increase in headcount.

Research and Development Expenses

R&D expenses increased $0.6 million, or 14%, to $4.6 million during the three months ended June 30, 2016, compared to $4.0 million during the three months ended June 30, 2015, and increased $1.7 million, or 23%, to $9.1 million during the six months ended June 30, 2016, compared to $7.4 million during the six months ended June 30, 2015. These increases in R&D expenses were primarily due to increases in personnel costs as we increased headcount and to clinical trial costs.

Interest and Other Income, Net

Interest and other income, net, increased $0.2 million to $0.2 million during the three months ended June 30, 2016, compared to $48,000 during the three months ended June 30, 2015, and increased $0.3 million to $0.4 million during the six months ended June 30, 2016, compared to $0.1 million during the six months ended June 30, 2015. The increases in interest and other income, net, were primarily attributable to our higher cash, cash equivalents and short-term investments available-for-sale balances.

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $111.8 million and an accumulated deficit of $137.4 million, compared to cash, cash equivalents and short-term investments of $124.3 million and an accumulated deficit of $123.3 million as of December 31, 2015. In June 2015, we completed our follow-on offering, issuing 4,119,300 shares of common stock at an offering price of $25.00 per share yielding net proceeds of $96.4 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

	Six Months Ended
	June 30,
	2016	2015
(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,499)	$(7,858)
Investing activities	(8,986)	(72,320)
Financing activities	1,065	97,051

Net (decrease) increase in cash and cash equivalents	$(20,420)	$16,873

Net Cash Used in Operating Activities

During the six months ended June 30, 2016, net cash used in operating activities was $12.5 million, consisting primarily of a net loss of $14.2 million and an increase in net operating assets of $2.8 million, partially offset by non-cash charges of $4.5 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL mini. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to the payment of accrued year-end bonuses and an increase in inventory, partially offset by a decrease in accounts receivable.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2016, net cash used in investing activities was $9.0 million, consisting primarily of net purchases of short-term investments, available-for-sale.

During the six months ended June 30, 2015, net cash used in investing activities was $72.3 million, consisting primarily of net purchases of short-term investments, available-for-sale.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2016, net cash provided by financing activities was $1.1 million, consisting of net proceeds from the issuance of common stock upon the exercises of employee stock options.

During the six months ended June 30, 2015, net cash provided by financing activities was $97.1 million, consisting primarily of net proceeds from our follow-on offering.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of June 30, 2016, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2015, were $8.8 million, as reported in our Annual Report. Our contractual obligations as of June 30, 2016, have not significantly changed from December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $111.8 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at June 30, 2016 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of June 30, 2016, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of PROPEL and PROPEL mini to hospitals and ambulatory surgery centers primarily in the United States. No single customer represented more than 10% of our accounts receivable as of June 30, 2016 and December 31, 2015.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. We had a net loss of $14.2 million for the six months ended June 30, 2016, and $26.6 million and $18.4 million for the years ended December 31, 2015 and 2014, respectively. As of June 30, 2016, we had an accumulated deficit of $137.4 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

Because of the size of the market opportunity for the treatment of chronic sinusitis, we believe potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products or develop new products. New product developments that could compete with our products are possible because of the prevalence of chronic sinusitis and the extensive research efforts and technological progress that exist within the market. Large medical device companies with ENT divisions, such as Medtronic, also have capability in drug releasing stents and smaller companies may develop competing products. Though we are not aware of any such products on the market or undergoing U.S. clinical trials, these or other companies may develop drug releasing products that could compete with our products.

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

We do not have redundant facilities. We perform substantially all of our research and development, manufacturing and commercialization activity and maintain all our raw material and a significant portion of our finished goods inventory in a single location in Menlo Park, California. Menlo Park is situated on or near earthquake fault lines. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire, water shortages and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of raw materials and finished product reserve, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all. The occurrence of natural disasters or acts of terrorism could also cause delays in our customers’ supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters or acts of terrorism could have a material adverse effect on our business, our results of operations and our financial condition.

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

To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and even existing treatments by requiring extensive evidence of favorable clinical outcomes and cost effectiveness before extending or continuing coverage, respectively. Such evidence generally must be derived from well-designed independent studies and published in peer-reviewed journals. Payors also may be influenced by positive position statements on the value of this technology issued by medical specialty societies. For example, payors may be persuaded to extend coverage by positive clinical data demonstrating the long-term safety and efficacy of FESS performed with our steroid releasing implants against FESS alone. A long-term clinical study randomizing FESS using our products against FESS alone would require an extremely large patient population to demonstrate these differences, and would be expensive and time-consuming. We have not conducted and are not currently planning to conduct such a study. Further, even positive study results do not guarantee adequate third-party payor coverage and reimbursement. Although the American Rhinologic Society and the American Academy of Otolaryngology – Head and Neck Surgery have issued positive position statements regarding the use of steroid releasing implants, if either or both societies change these position statements in an unfavorable manner, third-party payors may reverse existing favorable coverage and reimbursement policies or otherwise decline to adopt favorable policies for our products, either of which will cause our business to suffer.

Generally, third-party payors currently reimburse hospitals, ambulatory surgery centers and physicians for the FESS procedures during which our technology is implanted using existing Category I Current Procedure Terminology, or CPT, codes relating to the FESS procedures performed. These CPT codes do not currently distinguish between procedures performed with or without our steroid releasing implants. The amount of reimbursement received by our customers from third-party payors is dependent generally on fee schedules established by these payors for the existing FESS CPT codes. For governmental payors, such as Medicare and Medicaid, the fee schedule amount is determined by statutory and regulatory formulas. For commercial payors, the reimbursement amount generally is dependent upon the specific contract terms between the provider and payor. We cannot provide assurance that government or private third-party payors will continue to reimburse for FESS with our products using the existing codes, nor can we provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain reimbursement for FESS at cost-effective levels when use of our products is included, this could have a material adverse effect on our business and operations. Hospitals and ambulatory surgery centers are unlikely to purchase our products if they do not receive payment sufficient to cover the cost of our products and related procedures. In addition, in the event that the current coding and/or payment methodology for these procedures changes, this could have a material adverse effect on our business and business operations.

To secure separate payment for our products, whether for our currently marketed products or those under development, a unique billing code is required for either the implant, the procedure associated with use of our products, or both. Although a unique billing code currently exists for our marketed products, it is not associated with payment by most payors and is not reportable to many payors, including Medicare. In January 2016, the American Medical Association released two Category III CPT codes for the placement of drug eluting implants as either a stand-alone procedure or in conjunction with sinus biopsy, polypectomy or debridement. These codes are primarily relevant to future in-office product candidates. Many payors consider Category III codes non-covered. Such payors may not cover these in-office products if they become commercially available unless the codes are graduated to Category I status and/or a formal coverage policy is established. As of now, it is not possible to assess the full impact of product or procedure-specific codes on our business or results of operations, nor is it possible to predict the timing or likelihood of securing such specific codes. If new product or procedure-specific codes are adopted, and the level of reimbursement declines significantly below current levels, our business and results of operations would be harmed and our stock price would likely decline.

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula, known as the sustainable growth rate, or SGR, methodology, resulted in lower payment, Congress, on several occasions, passed legislation to temporarily prevent the reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law. MACRA permanently reforms Medicare payment policy for physician services by repealing the SGR methodology, establishing a period of stable physician fee schedule updates and then linking updates to participation in either a new Merit-based Incentive Payment System, or MIPS, or based on participation in qualified Alternative Payment Models, or APMs. CMS has proposed regulations to begin implementing the MACRA reforms, but the details of the policies have not yet been finalized. In addition, many private payors use the Medicare physician fee schedule as a benchmark for their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation and regulations will impact our business and any changes that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

We have only had limited sales outside the United States. Sales of our steroid releasing implants outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain approvals, if required by other countries, may be longer than that required for FDA approvals, and requirements for such approvals may significantly differ from FDA requirements. In certain countries we may rely upon a third-party or third-party distributors to obtain all required regulatory approvals, and these distributors may be unable to obtain or maintain such approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If these distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in certain international markets effectively, or at all.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through July 31, 2016, the price of our common stock has fluctuated from a low of $11.88 to a high of $32.85. The price of our common stock may continue to fluctuate substantially due to many factors, including:

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

Dated: August 8, 2016	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws.	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the registrant and certain of its stockholders.	S-1	333-196974	10.6	6/23/2014

10.1	Offer Letter by and between the registrant and Gwen R. Carscadden, dated as of May 30, 2016.

10.2†	Amendment to Master Services Agreement by and between the registrant and Polymer Solutions Corporation, dated as of April 1, 2016.	10-Q	001-36545	10.5	5/9/2016

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
†	Confidential Treatment has been granted with respect to certain provisions of this agreement.