Form 10-Q
period 2016-09-30
Intersect ENT, Inc.
filed 2016-11-03
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Shares of common stock outstanding as of October 31, 2016 were 28,564,963.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$16,424	$34,809
Short-term investments, available-for-sale	92,259	89,491
Accounts receivable, net	9,975	11,468
Inventory	7,169	3,949
Prepaid expenses and other current assets	1,415	1,495

Total current assets	127,242	141,212
Property and equipment, net	3,865	3,183
Other non-current assets	317	240

Total assets	$131,424	$144,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,235	$1,908
Accrued compensation	9,130	9,588
Other current liabilities	1,218	1,574

Total current liabilities	13,583	13,070
Deferred rent	1,107	1,334

Total liabilities	14,690	14,404

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares: 10,000 at September 30, 2016 and December 31, 2015; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000 at September 30, 2016 and December 31, 2015; Issued and outstanding shares: 28,562 at September 30, 2016 and 28,159 at December 31, 2015	29	28
Additional paid-in capital	260,256	253,450
Accumulated other comprehensive income	110	8
Accumulated deficit	(143,661)	(123,255)

Total stockholders’ equity	116,734	130,231

Total liabilities and stockholders’ equity	$131,424	$144,635

(1)	Amounts have been derived from the December 31, 2015 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$18,468	$14,232	$54,477	$42,802
Cost of sales	2,788	2,877	9,115	8,573

Gross profit	15,680	11,355	45,362	34,229

Operating expenses:
Selling, general and administrative	17,905	16,420	53,093	43,157
Research and development	4,237	4,799	13,320	12,163

Total operating expenses	22,142	21,219	66,413	55,320

Loss from operations	(6,462)	(9,864)	(21,051)	(21,091)
Interest and other income, net	236	126	645	202

Net loss	(6,226)	(9,738)	(20,406)	(20,889)

Other comprehensive (loss) income:
Unrealized (loss) gain on short-term investments	(31)	(11)	102	(25)

Comprehensive loss	$(6,257)	$(9,749)	$(20,304)	$(20,914)

Net loss per share, basic and diluted	$(0.22)	$(0.35)	$(0.72)	$(0.82)

Weighted average common shares used to compute net loss per share, basic and diluted	28,479	27,979	28,356	25,510

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net loss	$(20,406)	$(20,889)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	832	541
Stock-based compensation expense	5,628	3,425
Amortization of net investment premium paid	164	487
Changes in operating assets and liabilities:
Accounts receivable, net	1,493	(119)
Inventory	(3,220)	(1,190)
Prepaid expenses and other assets	67	(779)
Accounts payable	1,363	1,109
Accrued compensation	(458)	3,617
Other current liabilities and deferred rent	(583)	885

Net cash used in operating activities	(15,120)	(12,913)

Investing activities:
Purchases of short-term investments	(115,996)	(138,927)
Sales of short-term investments	—	2,508
Maturities of short-term investments	113,166	59,209
Purchases of property and equipment	(1,614)	(1,203)

Net cash used in investing activities	(4,444)	(78,413)

Financing activities:
Proceeds from issuance of common stock	1,179	844
Proceeds from public offering, net of issuance costs	—	96,392

Net cash provided by financing activities	1,179	97,236

Net (decrease) increase in cash and cash equivalents	(18,385)	5,910
Cash and cash equivalents:
Beginning of the period	34,809	13,403

End of the period	$16,424	$19,313

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

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

Liquidity and Business Risks

As of September 30, 2016, the Company had cash, cash equivalents and short-term investments of $108.7 million, and an accumulated deficit of $143.7 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of September 30, 2016, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Recent Accounting Pronouncements

There have been no significant changes to the recent accounting pronouncements during the nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report except as described below.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows: Classification of certain cash receipts and cash payments (“ASU 2016-15”). ASU 2016-15 adds or makes amends to the current guidance on presentation of certain cash receipts and cash payments in the statement of cash flows. ASU

2016-15 is intended to reduce diversity in practice with respect to eight types of cash flows including debt prepayment or debt extinguishment costs; proceeds from settlement of insurance claims; classification of cash receipts and payments that have aspects of more than one class of cash; and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period and any adjustments should be reflected as of the beginning of the fiscal year. The Company is evaluating the effect that ASU 2016-15 will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and allows for the reversal of estimated credit losses in the current period, aligning the income statement recognition of credit losses with the reporting period in which changes occur. ASU 2016-13 also broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized costs. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”). ASU 2016-9 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and an entity can now make an entity-wide election to either estimate the number of awards expected to vest or account for forfeitures when they occur. ASU 2016-9 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted in any interim or annual period and any adjustments should be reflected as of the beginning of the fiscal year. The Company is evaluating the effect that ASU 2016-9 will have on its financial statements and related disclosures.

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

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable	$10,072	$11,554
Allowance for doubtful accounts	(97)	(86)

	$9,975	$11,468

Inventory (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$1,305	$911
Work-in-process	372	187
Finished goods	5,492	2,851

	$7,169	$3,949

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	September 30,				December 31,
	2016				2015
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$5,863	$—	$—	$5,863	$2,702	$—	$—	$2,702
Money market funds	10,561	—	—	10,561	26,856	—	—	26,856
Corporate debt securities	41,313	4	(19)	41,298	57,546	—	(29)	57,517
Commercial paper	50,836	125	—	50,961	37,188	37	—	37,225

	$108,573	$129	$(19)	$108,683	$124,292	$37	$(29)	$124,300

Reported as:
Cash and cash equivalents				$16,424				$34,809
Short-term investments, available-for-sale				92,259				89,491

				$108,683				$124,300

Management has the intent and ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next twelve months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying balance sheets. As of September 30, 2016 and December 31, 2015, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2016 and year ended December 31, 2015. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30,				December 31,
	2016				2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$5,863	$—	$—	$5,863	$2,702	$—	$—	$2,702
Money market funds	10,561	—	—	10,561	26,856	—	—	26,856
Corporate debt securities	—	41,298	—	41,298	—	57,517	—	57,517
Commercial paper	—	50,961	—	50,961	—	37,225	—	37,225

	$16,424	$92,259	$—	$108,683	$29,558	$94,742	$—	$124,300

Reported as:
Cash and cash equivalents				$16,424				$34,809
Short-term investments, available-for-sale				92,259				89,491

				$108,683				$124,300

There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2016 and year ended December 31, 2015.

6.	Stock-based Compensation Expense

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

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Nine Months Ended September 30, 2016
	Options	Price
Outstanding, beginning of period	2,946	$12.24
Granted	1,375	18.11
Exercised	(335)	1.39
Forfeited	(295)	21.19
Expired	(38)	5.32

Outstanding, end of period	3,653	14.79

Vested and expected to vest	3,503	14.60

Exercisable	1,775	10.84

As of September 30, 2016, the aggregate pre-tax intrinsic value of options outstanding was $14.2 million and options outstanding and exercisable was $12.6 million, the weighted-average remaining contractual term of options outstanding was 8.2 years and options outstanding and exercisable was 7.4 years. The aggregate pre-tax intrinsic value of options exercised was $5.1 million and $11.1 million during the nine months ended September 30, 2016 and 2015, respectively.

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of sales	$119	$78	$359	$195
Selling, general and administrative	1,351	1,103	4,272	2,710
Research and development	331	224	997	520

	$1,801	$1,405	$5,628	$3,425

As of September 30, 2016, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2020 related to unvested employee stock-based payment awards was $15.7 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.7 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term (years)	6.0	6.0	6.0	6.0
Expected volatility	44%	43%	44%	48%
Risk-free interest rate	1.2%	1.8%	1.5%	1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$6.24	$12.21	$7.90	$10.72

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

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term (years)	1.3	1.3	1.3	1.3
Expected volatility	49%	35%	49%	35%
Risk-free interest rate	0.6%	0.3%	0.6%	0.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$4.53	$7.60	$4.53	$7.60

7.	Net Loss per Share

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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common stock options	3,653	3,023	3,653	3,023
ESPP shares	274	47	274	47

	3,927	3,070	3,927	3,070

8.	Commitments and Contingencies

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

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among the estimated 3.5 million U.S. patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients include those needing and electing surgery, those who have not had sinus surgery and those that have had one or more surgeries but continue to suffer from symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL Mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL has been proven clinically in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses following sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days, before being fully absorbed into the body.

•	Marketing PROPEL Mini for patients undergoing surgery for chronic sinusitis in the frontal sinus. Based on results from the PROGRESS clinical study, designed to evaluate the safety and efficacy of PROPEL Mini when placed in the frontal sinuses following surgery, PROPEL Mini demonstrated a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone.

•	Completing clinical trials of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed four studies of RESOLVE in a total of 417 patients. In October 2016, we announced the results of RESOLVE II, a phase III trial of 300 patients to assess the safety and efficacy of the product. The RESOLVE II clinical study met both primary efficacy endpoints, reduction in nasal congestion and polyp burden. We plan to submit a New Drug Application in the first quarter of 2017 to seek regulatory approval from the FDA to market the RESOLVE product.

•

Pursuing approval of PROPEL Contour, formerly referred to as NOVA, a steroid releasing implant designed to fit the ostia, or openings, of the dependent sinuses following enlargement of the sinuses. While sinus enlargement is performed on both revision and primary patients, PROPEL Contour has the potential to provide, in conjunction with balloon opening, a less invasive procedure performed in the physician’s office for patients with primary chronic sinusitis who have not had sinus surgery. We announced results of the second cohort of patients in the PROGRESS study in May 2016. This phase of the PROGRESS study was an 80-patient prospective randomized blinded multicenter trial designed to assess the safety and efficacy of PROPEL Contour when placed in the frontal sinuses following opening of the sinus. The PROPEL Contour cohort demonstrated a statistically significant 65% relative reduction in the need for post-operative interventions, such as the need for additional surgical procedures or need for oral steroid prescription, compared to surgery alone with standard post-operative care. In July 2016, we submitted a PMA supplement to the FDA to seek approval of PROPEL Contour.

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

When PROPEL and PROPEL Mini are used in the operating room of a hospital or ambulatory surgery center, which accounts for the majority of product use, the products are commonly treated as general supplies utilized in sinus surgery and the cost is included in payment to the facility for the FESS procedure. Healthcare Common Procedure Coding System, or HCPCS, codes exist for cost-reporting of our products to payors to ensure appropriate future rate-setting. To facilitate reimbursement of our products when used in the office setting, some existing procedure codes may apply and if used in a standalone procedure, the American Medical Association, or AMA has assigned a Category III Current Procedure Terminology, or CPT, code. In addition, our products have been assigned a HCPCS code, S1090, by the Centers for Medicare & Medicaid Services, or CMS. To strengthen reimbursement in the future, we are seeking to upgrade to permanent billing codes including Category I CPT codes and J codes. However, we believe the reimbursement coverage policies established by private payors greatly impact expansion of access to our products, especially in the physician office setting. On November 1, 2016, CMS released the 2017 Medicare Hospital Outpatient Final Rule, effective January 1, 2017, which implements a comprehensive ambulatory payment classification, or APC, for upper airway procedures, including sinus surgery, with reimbursement per case set at a fixed amount approximately 40-50% below the current average reimbursement amount for the procedure. Some private payors may use Medicare rates as a reference for facility contract negotiations. If, as a result of the CMS November 1, 2016, final rule, hospital administrators and/or physicians are unable to use our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

Our revenue is primarily based in the U.S. and no single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2016 and 2015.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs and product yields, and to a lesser extent the implementation of cost-reduction strategies. We expect our gross margin to fluctuate based on changes in the average selling price and the manufacturing costs of our products. Manufacturing cost will change as our production volume changes. The per unit allocation of our manufacturing overhead costs may decrease as production volume increases until we increase our manufacturing capacity, at which point the per unit allocation of our manufacturing overhead costs may increase due to the additional costs of our increased manufacturing capacity.

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

There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2016, as compared to the critical accounting policies described in our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

See Note 2 of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the nine months ended September 30, 2016.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(in thousands, except percentages)
Revenue	$18,468	$14,232	$54,477	$42,802
Cost of sales	2,788	2,877	9,115	8,573

Gross profit	15,680	11,355	45,362	34,229
Gross margin	85%	80%	83%	80%

Operating expenses:
Selling, general and administrative	17,905	16,420	53,093	43,157
Research and development	4,237	4,799	13,320	12,163

Total operating expenses	22,142	21,219	66,413	55,320

Loss from operations	(6,462)	(9,864)	(21,051)	(21,091)
Interest and other income, net	236	126	645	202

Net loss	$(6,226)	$(9,738)	$(20,406)	$(20,889)

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenue

Revenue increased $4.3 million, or 30%, to $18.5 million during the three months ended September 30, 2016, compared to $14.2 million during the three months ended September 30, 2015, and increased $11.7 million, or 27%, to $54.5 million during the nine months ended September 30, 2016, compared to $42.8 million during the nine months ended September 30, 2015. The growth in revenue was primarily attributable to an increase in unit sales of PROPEL and PROPEL Mini from 19,800 units to 24,200 units, or

22%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, and from 59,300 units to 71,400 units, or 20%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations as well as by the introduction of an expanded indication for PROPEL Mini following approval from the FDA to treat patients undergoing frontal sinus surgery. In addition, our average selling price increased.

Cost of Sales and Gross Margin

Cost of sales decreased $0.1 million, or 3%, to $2.8 million during the three months ended September 30, 2016, compared to $2.9 million during the three months ended September 30, 2015, and increased $0.5 million, or 6%, to $9.1 million during the nine months ended September 30, 2016, compared to $8.6 million during the nine months ended September 30, 2015. The decrease in cost of sales during the three months ended September 30, 2016 was primarily attributable to the per unit cost reductions which resulted from increases in units produced, allowing us to spread our manufacturing overhead costs over more units, and ongoing increases in manufacturing efficiency. The increase in cost of sales during the nine months ended September 30, 2016 was attributable to the growth in the number of PROPEL and PROPEL Mini units sold, partially offset by the reduced per unit overhead costs and increases in manufacturing efficiency.

Gross margin for the three months ended September 30, 2016, increased to 85%, compared to 80% for the three months ended September 30, 2015, and for the nine months ended September 30, 2016, increased to 83%, compared to 80% for the nine months ended September 30, 2015. The increases in gross margin were due to several factors including the growth in unit volume during the three and nine months ended September 30, 2016, which allowed us to spread our manufacturing overhead costs over more production units, ongoing increases in manufacturing efficiency and an increase in our average selling price.

Selling, General and Administrative Expenses

SG&A expenses increased $1.5 million, or 9%, to $17.9 million during the three months ended September 30, 2016, compared to $16.4 million during the three months ended September 30, 2015, and increased $9.9 million, or 23%, to $53.1 million during the nine months ended September 30, 2016, compared to $43.2 million during the nine months ended September 30, 2015. The increases in SG&A expenses were primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL Mini.

The primary component of these increases were employee-related expenses of our sales, marketing and reimbursement organizations which increased $1.5 million and $8.1 million for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, respectively, as we increased headcount to 137 as of September 30, 2016, compared to 122 as of September 30, 2015. In addition, other SG&A expenses increased $1.8 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to an increase in headcount.

Research and Development Expenses

R&D expenses decreased $0.6 million, or 12%, to $4.2 million during the three months ended September 30, 2016, compared to $4.8 million during the three months ended September 30, 2015, and increased $1.1 million, or 10%, to $13.3 million during the nine months ended September 30, 2016, compared to $12.2 million during the nine months ended September 30, 2015. The decrease in R&D expenses during the three months ended September 30, 2016 was primarily due to lower clinical trial costs and R&D product manufacturing and testing expenses. The increase in R&D expenses during the nine months ended September 30, 2016 was primarily due to increases in personnel costs as we increased headcount and clinical trial costs.

Interest and Other Income, Net

Interest and other income, net, increased $0.1 million to $0.2 million during the three months ended September 30, 2016, compared to $0.1 million during the three months ended September 30, 2015, and increased $0.4 million to $0.6 million during the nine months ended September 30, 2016, compared to $0.2 million during the nine months ended September 30, 2015. The increases in interest and other income, net, were primarily attributable to higher interest rates and higher average cash, cash equivalents and short-term investments available-for-sale balances during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Overview

As of September 30, 2016, we had cash, cash equivalents and short-term investments of $108.7 million and an accumulated deficit of $143.7 million, compared to cash, cash equivalents and short-term investments of $124.3 million and an accumulated deficit of $123.3 million as of December 31, 2015. In June 2015, we completed our follow-on offering, issuing 4,119,300 shares of common stock at an offering price of $25.00 per share yielding net proceeds of $96.4 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,120)	$(12,913)
Investing activities	(4,444)	(78,413)
Financing activities	1,179	97,236

Net (decrease) increase in cash and cash equivalents	$(18,385)	$5,910

Net Cash Used in Operating Activities

During the nine months ended September 30, 2016, net cash used in operating activities was $15.1 million, consisting primarily of a net loss of $20.4 million and an increase in net operating assets of $1.3 million, partially offset by non-cash charges of $6.6 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL Mini. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The increase in net operating assets is primarily due to an increase in inventory, partially offset by a decrease in accounts receivable and increase in accounts payable. The non-cash charges primarily consisted of stock-based compensation expense.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities was $4.4 million, consisting of net purchases of short-term investments and purchases of property and equipment.

During the nine months ended September 30, 2015, net cash used in investing activities was $78.4 million, consisting primarily of net purchases of short-term investments.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2016, net cash provided by financing activities was $1.2 million, consisting of net proceeds from the issuance of common stock upon the exercises of employee stock options.

During the nine months ended September 30, 2015, net cash provided by financing activities was $97.2 million, consisting primarily of net proceeds from our follow-on offering.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of September 30, 2016, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2015, were $8.8 million, as reported in our Annual Report. Our contractual obligations as of September 30, 2016, have not significantly changed from December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of September 30, 2016, we had cash, cash equivalents and short-term investments of $108.7 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at September 30, 2016 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of September 30, 2016, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of PROPEL and PROPEL Mini to hospitals and ambulatory surgery centers primarily in the United States. No single customer represented more than 10% of our accounts receivable as of September 30, 2016 and December 31, 2015.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. We had a net loss of $20.4 million for the nine months ended September 30, 2016, and $26.6 million and $18.4 million for the years ended December 31, 2015 and 2014, respectively. As of September 30, 2016, we had an accumulated deficit of $143.7 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

*Pricing pressure from our hospital and ambulatory surgery center customers due to limited coverage and reimbursement for our products may impact our ability to sell our products at prices necessary to support our current business strategies.

Hospital and other healthcare provider customers, including ambulatory surgery centers, that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the sinus surgery procedures in which our products are used and bill patients for any deductibles or co-payments. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our steroid releasing implants can impact the profit margin of the hospital or surgery center where the sinus surgery is performed. Some of our target customers may be unwilling to adopt our steroid releasing implants in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers for sinus surgery procedures could make it difficult for existing customers to continue using, or adopt, our steroid releasing implants and could create additional pricing pressure for us. On November 1, 2016, the Centers for Medicare & Medicaid Services, or CMS, released the 2017 Medicare Hospital Outpatient Final Rule, effective January 1, 2017, which implements a comprehensive ambulatory payment classification, or APC, for upper airway procedures, including sinus surgery, with reimbursement per case set at a fixed amount approximately 40-50% below the current average reimbursement amount for the procedure. Some private payors may use Medicare rates as a reference for facility contract negotiations. If, as a result of the CMS November 1, 2016, final rule, hospital administrators and/or physicians are unable to use our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

To facilitate reimbursement of our products when used in the office setting of care, our products have been assigned both CPT coding of Category III and HCPCS code of S1090, by the American Medical Association, or AMA and the Centers for Medicare & Medicaid Services, or CMS, respectively. To strengthen reimbursement in the future, we are seeking to upgrade these billing codes to permanent Category I CPT codes and J codes. Our ability to obtain new billing codes will depend, in part, on published clinical evidence, support from the ENT community and physician adoption of our technology. Although obtaining permanent billing codes may result in payment amounts that better reflect the costs and resources associated with the use of our products, we cannot ensure we will be successful in obtaining permanent codes or that the assigned payment rates will be adequate.

We are also seeking to expand the number of payors with positive coverage policies relating to our products. We believe the reimbursement coverage policies established by private payors greatly impact expansion of access to our products, especially in the physician office setting. Many private payors have “experimental and investigational” policies that relate to our products, and payors do not typically reimburse for products under such policies. We cannot assure you that we will be successful in reversing these policies, nor can we assure you that our product will be fully reimbursed even under favorable policies.

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

Our success depends on the medical community’s acceptance of our steroid releasing implants as tools that are useful to ENT physicians treating patients with chronic sinusitis. We have sponsored three multicenter, prospective studies of over 200 patients to track outcomes of treatment with our steroid releasing implants. These clinical data have resulted in the highest level of evidence generated for any product used to improve the outcomes of sinus surgery. The principal safety and efficacy information of our steroid releasing implants is derived from the ADVANCE II study, a prospective, multicenter, randomized controlled, double-blind, pivotal study that was completed in September 2010. We also sponsored the ADVANCE study, a prospective, multicenter, single-cohort, open-label trial completed in December 2009 and the PROPEL Pilot Study, a prospective, multicenter, randomized, controlled, double-blind feasibility study completed in April 2009. While the results of these three studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to our physician customers. If physicians do not find our data compelling, they may choose not to use our products or limit their use. Our PROPEL Pilot study and ADVANCE II study incorporated an intra-patient control design comparing PROPEL to a non-drug releasing control version of the implant in order to maintain blinding. Primary efficacy endpoints for these two studies were measured at 30 days after placement as we believe that proper healing in the immediate postoperative period is indicative of long-term outcomes. Additionally, it was important to allow for medical intervention after day 30 given one sinus side of each patient had the control device. Clinical efficacy demonstrated at this short-term endpoint does not guarantee long-term clinical benefits. Our ADVANCE study measured patient symptom improvements out to six months. The long-term effects of sinus surgery in conjunction with our steroid releasing implants beyond six months are not known. Certain ENT physicians, hospitals and surgery centers may prefer to see longer term efficacy data than we have produced. We cannot assure that any data that we or others generate will be consistent with that observed in these studies or meet the endpoints, nor that the results will be maintained beyond the time points studied. We also cannot assure that any data that may be collected will be compelling to the medical community because the data may not be scientifically meaningful and may not demonstrate that sinus surgery using our steroid releasing implants is an attractive procedure when compared against data from alternative treatments.

Each ENT physician’s individual experience with our steroid releasing implants will vary, and we believe that physicians will compare actual long-term outcomes in their own practices using our steroid releasing implants against sinus surgery used in conjunction with traditional sinus packing techniques. A long-term, adequately-controlled clinical study comparing sinus surgery performed in conjunction with our steroid releasing implants against sinus surgery performed in conjunction with the variety of traditional sinus packing techniques incorporated by physicians would be expensive and time-consuming and we have not conducted, and are not currently planning to conduct, such a study. If the experience of physicians indicates that the use of our steroid releasing implants in FESS is not as safe or effective as other treatment options or does not provide a lasting solution to patients with chronic sinusitis, adoption of our products may suffer and our business would be harmed.

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

Generally, third-party payors currently reimburse hospitals, ambulatory surgery centers and physicians for the FESS procedures during which our technology is implanted using existing Category I Current Procedure Terminology, or CPT, codes relating to the FESS procedures performed. These CPT codes do not currently distinguish between procedures performed with or without our steroid releasing implants. The amount of reimbursement received by our customers from third-party payors is dependent generally on fee schedules established by these payors for the existing FESS CPT codes. For governmental payors, such as Medicare and Medicaid, the fee schedule amount is determined by statutory and regulatory formulas. For private payors, the reimbursement amount generally is dependent upon the specific contract terms between the provider and payor. We cannot provide assurance that government or private third-party payors will continue to reimburse for FESS with our products using the existing codes, nor can we provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain reimbursement for FESS at cost-effective levels when use of our products is included, this could have a material adverse effect on our business and operations. Hospitals and ambulatory surgery centers are unlikely to purchase our products if they do not receive payment sufficient to cover the cost of our products and related procedures. In addition, in the event that the current coding and/or payment methodology for these procedures changes, this could have a material adverse effect on our business and business operations.

To secure separate payment for our products, whether for our currently marketed products or those under development, a unique billing code is required for either the implant, the procedure associated with use of our products, or both. Although a unique billing code currently exists for our marketed products, it is not associated with payment by most payors and is not reportable to many payors, including Medicare. In January 2016, the American Medical Association released two Category III CPT codes for the placement of drug releasing implants as either a stand-alone procedure or in conjunction with sinus biopsy, polypectomy or debridement. These codes are primarily relevant to future in-office product candidates. Many payors consider Category III codes non-covered. Such payors may not cover these in-office products if they become commercially available unless the codes are graduated to Category I status and/or a formal coverage policy is established. As of now, it is not possible to assess the full impact of product or procedure-specific codes on our business or results of operations, nor is it possible to predict the timing or likelihood of securing such specific codes. If new product or procedure-specific codes are adopted, and the level of reimbursement declines significantly below current levels, our business and results of operations would be harmed and our stock price would likely decline.

*Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors could decrease the demand for our products, the prices that customers are willing to pay and the number of procedures performed using our steroid releasing implants, which could have an adverse effect on our business.

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula, known as the sustainable growth rate, or SGR, methodology, resulted in lower payment, Congress, on several occasions, passed legislation to temporarily prevent the reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law. MACRA permanently reforms Medicare payment policy for physician services by repealing the SGR methodology, establishing a period of stable physician fee schedule updates and then linking updates to participation in either a new Merit-based Incentive Payment System, or MIPS, or based on participation in qualified Alternative Payment Models, or APMs. CMS has proposed regulations to begin implementing the MACRA reforms, but the details of the policies have not yet been finalized. On November 1, 2016, CMS released the 2017 Medicare Hospital Outpatient Final Rule, effective January 1, 2017, which implements a comprehensive APC, for upper airway procedures, including sinus surgery, with reimbursement per case set at a fixed amount approximately 40-50% below the current average reimbursement amount for the procedure. Some private payors may use Medicare rates as a reference for facility contract negotiations. If, as a result of the CMS November 1, 2016, final rule, hospital administrators and/or physicians are unable to use our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. We cannot predict how pending and future healthcare legislation and regulations will impact our business and any changes that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

There are numerous U.S. federal and state healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ambulatory surgery centers, group purchasing organizations and our international distributors are subject to scrutiny under these laws. Violations of these laws can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

•	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal criminal False Claims Act, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;

•	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented, a claim to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•	the federal Foreign Corrupt Practices Act of 1997, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and

•	foreign or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

Failure to comply with the United States Foreign Corrupt Practices Act, or FCPA, and similar laws associated with any activities outside the United States could subject us to penalties and other adverse consequences.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through October 31, 2016, the price of our common stock has fluctuated from a low of $11.88 to a high of $32.85. The price of our common stock may continue to fluctuate substantially due to many factors, including:

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

Dated: November 3, 2016	Intersect ENT, Inc. (Registrant)

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