Form 10-K
period 2016-12-31
Intersect ENT, Inc.
filed 2017-02-28
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates, was approximately $245,158,000. Shares of common stock held by each officer, director and our affiliates have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2017 was 28,677,943.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2016.

INTERSECT ENT, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended

December  31, 2016

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2016, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A — Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

Item 1.	Business

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. For patients with chronic sinusitis, we are:

•	Marketing PROPEL® and PROPEL® Mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL has been proven in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses following sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days, before being fully absorbed into the body.

•	Marketing PROPEL Mini for chronic sinusitis patients undergoing frontal sinus surgery. Based on results from the PROGRESS clinical study, designed to evaluate the safety and efficacy of PROPEL Mini when placed in the frontal sinuses following surgery, PROPEL Mini demonstrated a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone.

•

Received FDA approval to market PROPEL® Contour, formerly referred to as NOVA, in February 2017, a steroid releasing implant designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses, which we believe represents an opportunity for procedures to be performed in operating rooms or in the office setting of care. PROPEL Contour has the potential to expand adoption of steroid releasing implants overall by providing physicians with a range of products needed to customize treatment based on their patients’ disease and anatomy. In particular, we believe PROPEL Contour’s lower profile, malleable delivery system will increase usage particularly in those patients whose frontal sinuses are more challenging to access. We announced results of the second cohort of patients in the PROGRESS study in May 2016. This phase of the PROGRESS study was an 80-patient prospective randomized blinded multicenter trial designed to assess the safety and efficacy of PROPEL Contour when placed in the frontal sinuses following opening of the sinus. The PROPEL Contour cohort demonstrated a statistically significant 65% relative reduction in the need for post-operative interventions, such as the need for additional surgical procedures or need for oral steroid prescription, compared to surgery alone with standard post-operative care.

•	Pursuing approval of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed four studies of RESOLVE in a total of 417 patients. In October 2016, we announced the results of RESOLVE II, a phase III trial of 300 patients to assess the safety and efficacy of the product. The RESOLVE II clinical study met both primary efficacy endpoints, reduction in nasal congestion and polyp burden. We plan to submit a New Drug Application in the first quarter of 2017 to seek regulatory approval from the FDA to market the RESOLVE product.

According to the Centers for Disease Control and Prevention, or CDC, approximately 12% of the U.S. adult population, or 29 million people, are affected by chronic sinusitis, making it more prevalent than heart disease and asthma. Chronic sinusitis is an inflammatory condition in which the sinus lining becomes swollen and inflamed, leading to significant patient morbidity. Chronic sinusitis significantly impacts the quality of life of patients, including difficulty breathing, chronic headaches, recurrent infections, bodily pain and loss of sense of smell and taste. These persistent symptoms can severely impact a patient’s day-to-day well-being, resulting in frequent doctor visits and lost work productivity and can lead to chronic fatigue and depression. Chronic sinusitis is managed by a combination of medical management and surgical intervention. The first line of therapy is medical management involving antibiotics, anti-inflammatory steroids and decongestants. Sinusitis is the most common reason for adult outpatient antibiotic use in the United States, comprising 11% of all antibiotic prescriptions. Patients whose symptoms persist despite medical management are recommended to undergo functional endoscopic sinus surgery, or FESS. FESS is performed in the operating room to open the blocked sinus pathways by removing and/or displacing inflamed tissue and bone using surgical tools. Although sinus surgery can be effective, a majority of patients experience recurrent symptoms which commonly necessitate additional treatment with medications and surgery.

We estimate that there are more than 3.5 million people with chronic sinusitis who are managed by ENT physicians in the United States each year, many of whom we believe could benefit from products that incorporate our drug releasing bioabsorbable implant technology. For PROPEL, PROPEL Mini and PROPEL Contour, our target market includes approximately 540,000 patients who undergo FESS for chronic sinusitis each year in the United States, with about 85% of those patients receiving treatment of the ethmoid sinus, approximately 30% receiving treatment of the frontal sinus and approximately 85% receiving treatment of the maxillary sinus, and with most patients receiving treatment for multiple sinuses. PROPEL Contour also positions us well to expand the availability of local steroid delivery in the office setting such as with sinus balloon dilation procedures, of which there are approximately 50,000 performed per year today. Long term, we believe that PROPEL Contour will provide a treatment option for the approximately 800,000 patients that are seen by an otolaryngologist each year for chronic sinusitis symptoms but choose not to undergo a surgical procedure. Our target market for RESOLVE, if approved, would include approximately 635,000 patients who have previously undergone FESS but continue to suffer symptoms of chronic sinusitis primarily due to polyp recurrence.

While our primary commercial focus is the U.S. market, both PROPEL and PROPEL Mini have received CE Markings, permitting them to be marketed in Europe. We have initiated efforts intended to support future expansion into international geographies. Approximately 450,000 and 250,000 FESS procedures are performed annually in the Asia Pacific and European regions, respectively. Our commercialization strategy will consider several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. Our initial focus is on Germany, where we are working to build broad reimbursement, and Japan, where we are working through the regulatory process.

As of December 31, 2016, we estimate that approximately 2,400 accounts have stocked our PROPEL implants for use by ENT physicians. Based on the number of units shipped as of December 31, 2016, we estimate that physicians have treated over 150,000 patients with our PROPEL implants. For the years ended December 31, 2016, 2015 and 2014, we generated revenue of $78.7 million, $61.6 million and $38.6 million, respectively, and had a net loss of $25.2 million, $26.6 million and $18.4 million, for each respective year. As of December 31, 2016, we had an accumulated deficit of $148.5 million.

We have expanded our sales organization and we intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We seek to grow our revenue by increasing the frequency of use of our products as well as by adding new physician users.

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

Of note, medical management is not only used as a first line of therapy for patients afflicted with primary chronic sinusitis, situations in which patients have not had sinus surgery, but also for patients who have recurrent symptoms despite having had sinus surgery. Patients in both stages of the condition are managed medically and hence are subject to the limitations described above.

Sinus Surgery

In cases where patients are symptomatic despite medical management, a physician may recommend FESS. In the FESS procedure, the physician enlarges the inflamed and obstructed sinus pathways by displacing and/or removing inflamed tissue and bone in order to facilitate normal sinus drainage and aeration. First introduced in the United States in the 1980s, FESS is considered the standard of care for surgical intervention to treat chronic sinusitis. During most procedures, the honeycomb-like cells of the ethmoid sinuses are removed, resulting in one large open cavity. ENTs may also enlarge the frontal sinus by either surgically removing tissue or via balloon dilation.

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

Our Solution

We are building a portfolio of products based on our drug releasing bioabsorbable implant technology that are designed to provide localized drug delivery to treat patients across the continuum of care in chronic sinusitis, including products that may be used in the operating room or office setting of care. To-date, we have developed and commercialized PROPEL and PROPEL Mini, and are working to launch the recently approved PROPEL Contour. We also are working on development of RESOLVE, a bioabsorbable implant designed to treat patients who have had FESS but continue to suffer recurring symptoms of chronic sinusitis.

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

Our Commercial and Clinical Stage Products

We currently market PROPEL, which is indicated for use following ethmoid sinus surgery, and PROPEL Mini, which is indicated for use following ethmoid and/or frontal sinus surgery. We also just received approval of PROPEL Contour and are about to initiate commercial launch. PROPEL Contour is approved for use in the frontal and maxillary sinus ostia, or openings. In addition, we completed clinical evaluations in 2016 of RESOLVE, our pipeline products.

PROPEL Contour Office and Surgery Treatment for Primary Chronic Sinusitis Patients	PROPEL/PROPEL Mini Treatment to Improve Surgical Outcomes	RESOLVE Office Treatment for Recurrent Chronic Sinusitis Patients*

*	Investigational product, not approved for sale.

PROPEL and PROPEL Mini

Our steroid releasing implants are the first and only FDA-approved drug releasing implants for chronic sinusitis sufferers 18 years or older. PROPEL is indicated for use following ethmoid sinus surgery and PROPEL Mini is indicated for use following ethmoid or frontal sinus surgery. Our PROPEL implants are designed to improve the outcomes of sinus surgery by holding open the sinus passageways, thereby reducing postoperative inflammation and scarring. These implants are inserted by a physician under endoscopic visualization following sinus surgery. Once inserted, the self-expanding implants conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid, mometasone furoate, which is available generically, directly to the sinus lining over a period of approximately 30 days. The implants fully absorb into the body over a period of four to six weeks or are removed at the discretion of a physician during a routine office visit. Once absorbed or removed, the implant no longer provides structural support.

The graphic below illustrates the operation of PROPEL and PROPEL Mini in the ethmoid sinuses:

We designed the steroid drug release of PROPEL and PROPEL Mini for a duration of approximately 30 days to match the postoperative healing cycle characterized in published medical literature. We selected mometasone furoate as the anti-inflammatory agent among numerous evaluated compounds based on three important characteristics: absorbability, binding affinity and low systemic bioavailability. The compound preferentially absorbs into the sinus lining instead of the surrounding mucous fluid. The drug has the highest glucocorticoid receptor binding affinity, making it highly potent in preventing inflammation once within tissue. Glucocorticoid receptors are the molecules in the surface membranes of cells throughout the body to which corticosteroids chemically bind. Additionally, the compound has low systemic bioavailability, meaning that it has negligible systemic safety side effects.

PROPEL and PROPEL Mini steroid releasing implants	PROPEL and PROPEL Mini implant delivery systems

We believe the principal benefits of our PROPEL steroid releasing implants include:

•	Improved surgical outcomes. Our implants have been clinically proven to improve FESS results by reducing postoperative inflammation and scarring. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies, our implants provided a 46% relative reduction in inflammation and a 70% relative reduction in scarring compared to the control implant. Postoperative complications, such as inflammation and polyps as well as scarring or adhesions, are common reasons for FESS failure.

•	Targeted steroid therapy to address postoperative inflammation. Our implants are the first and only FDA approved drug releasing bioabsorbable sinus implants. They deliver an anti-inflammatory steroid postoperatively directly to the sinus lining in a controlled fashion over a period of approximately 30 days, which helps in the wound healing process. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies, our implants reduced the need for oral steroids by 40% compared to the control implant.

•	Improved healing without obstruction. Our implants improve postoperative care. Once inserted, the self-expanding implants are designed to conform to and hold open the surgically enlarged ethmoid sinuses until fully absorbed into the body, which improves wound healing without obstructing the sinuses and causing congestion. Our steroid releasing implants are designed to obviate the need for sinus packing materials, which can be a significant source of postoperative pain and discomfort. Our implants significantly reduce scarring and adhesions, which reduces the potential for pain in postoperative treatments.

•	Reduced need for postoperative surgical interventions. In clinical studies, our implants demonstrated a significant reduction in the need for postoperative surgical intervention. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies, our implants provided a 35% relative reduction in the need for postoperative oral steroids and surgical intervention compared to the control implant when placed in the ethmoid sinus. In addition, the PROGRESS study, a prospective, randomized, blinded, multicenter trial, demonstrated a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone when PROPEL Mini was placed in the frontal sinus. We believe that patients who have been deterred by the high revision rates associated with FESS may now consider surgical intervention to treat their chronic sinusitis condition.

PROPEL Contour

In February 2017, we received FDA approval for PROPEL Contour, a steroid releasing implant designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses, which we believe represents an opportunity for adoption in a variety of settings for chronic sinusitis sufferers 18 years or older. In the operating room, PROPEL Contour has the potential to lead to expanded adoption of steroid releasing implants overall by providing physicians with a range of products needed to customize treatment based on their patients’ disease and anatomy. In particular, we believe PROPEL Contour will be seen as the right fit for many of the 30% of sinus surgeries that involve the frontal sinuses today and the lower profile, malleable delivery system will increase usage particularly in those patients whose frontal sinuses are more challenging to access.

RESOLVE

The underlying chronic inflammation associated with chronic sinusitis can lead to recurrent obstruction of the sinus cavity over time following sinus surgery, especially in patients afflicted with polyps, a sign of severe inflammation. Improving care of such chronic patients holds meaningful opportunity to significantly reduce healthcare costs by preventing revision surgery. We have designed the RESOLVE steroid releasing implant to be placed in the physician office setting during a routine visit as an alternative treatment option for patients who are candidates for revision surgery. The implant is based on the same drug releasing bioabsorbable implant technology as PROPEL, but is designed to have greater radial strength in order to dilate an obstructed, polyp-filled sinus cavity, and deliver drug for an extended period of time. RESOLVE is subject to regulation as a drug product and we intend to submit a New Drug Application, or NDA, to seek approval from the FDA to commercialize RESOLVE in the U.S. We intend to pursue the NDA for this implant under Section 505(b)(2) of the FDCA. Section 505(b)(2) would enable us to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of our NDA.

Our family of drug releasing implants consists of polymers that control local drug release and provide structural support to adjacent tissues during the healing process. We believe the development, manufacturing and regulatory approval for products incorporating this technology requires capabilities in polymer science, drug delivery, analytical testing and combination products. These competencies allow our technical team to tailor drug formulation, polymer design, drug release duration, implant radial strength and degradation period to meet different clinical needs. We may apply these competencies to the development of new products over time. Such new products, or changes that we make in the therapeutic agent used in our products will require FDA approval prior to commercialization in the United States.

Clinical Trial Findings and In-Process Studies

PROPEL and PROPEL Mini

PROPEL Ethmoid Sinus Studies. The safety and efficacy of PROPEL in the ethmoid sinuses has been studied in three prospective, multicenter clinical trials conducted in the United States enrolling a total of 205 patients. The principal safety and efficacy information is derived from the ADVANCE II randomized clinical trial and is supported by the ADVANCE clinical trial and an initial pilot study. A meta-analysis that pooled data from the ADVANCE II study and the initial pilot study provides further evidence of efficacy. In all three studies, implants were placed following ethmoid sinus surgery, or ethmoidectomy, which entails removal of the honeycomb-like partitions between the ethmoid sinuses in order to create larger sinus cavities.

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

PROPEL Mini Frontal Sinus Study. We have completed a prospective, randomized blinded multicenter clinical trial to support an expanded indication for placement of PROPEL Mini in the frontal sinuses called PROGRESS. Approximately 30% of patients undergoing sinus surgery for chronic sinusitis suffers from frontal sinus disease. We enrolled 80 patients in the study using an intra-patient control design to assess both safety and efficacy of PROPEL Mini when placed following surgery of the frontal sinus, compared to surgery alone. The primary efficacy endpoint is the reduction in need for postoperative interventions such as the need for surgical intervention or oral steroids. In August 2015, we announced preliminary topline data from the PROGRESS trial, designed to evaluate the safety and efficacy of PROPEL Mini when placed in the frontal sinuses following surgery, showing that the study met its primary efficacy endpoint and demonstrating a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone. In March 2016, we received approval to expand the indication of PROPEL Mini to treat patients undergoing frontal sinus surgery.

PROPEL Contour

In February 2017, we received FDA approval for PROPEL Contour, a steroid releasing implant designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses, which we believe represents opportunity for adoption in a variety of settings. In the operating room, PROPEL Contour has the potential to lead to expanded adoption of steroid releasing implants overall by providing physicians with a range of products needed to customize treatment based on their patients’ disease and anatomy. In particular, we believe PROPEL Contour’s lower profile, malleable delivery system will increase usage particularly in those patients whose frontal sinuses are more challenging to access. Since sinus surgeries typically involve treatment of one or more of the ethmoid, maxillary or frontal sinuses, we believe the PROPEL Contour greatly increases the chance that a PROPEL product will be used. We announced results of the second cohort of patients in the PROGRESS study in May 2016. This phase of the PROGRESS study was an 80-patient prospective randomized blinded multicenter trial designed to assess the safety and efficacy of PROPEL Contour when placed in the frontal sinuses following sinus surgery. This study demonstrated a statistically significant 65% relative reduction in the need for post-operative interventions, such as the need for additional surgical procedures or need for oral steroid prescription, compared to surgery alone with standard post-operative care.

RESOLVE

We are pursuing FDA approval of RESOLVE, a steroid releasing implant for refractory disease for the treatment of patients in the physician office setting. This product’s primary mode of action is as a drug, and for this reason will require NDA approval from the FDA, rather than PMA approval. In order to support an NDA application with the FDA, we have completed four studies of this product candidate including clinical evaluation of safety and efficacy: a pilot study, a pharmacokinetic study, RESOLVE and RESOLVE II. We completed enrollment in July 2016 of the RESOLVE II pivotal trial, a prospective, multicenter, randomized, controlled, blinded study of 300 patients. Both co-primary endpoints were met, including improvement in nasal obstruction/

congestion (p=0.0074) and reduction in bilateral polyp grade as evaluated by a panel of three ENT experts (p=0.0073). In addition, key secondary endpoints were also met, including the reduction in the need for repeat sinus surgery, reduction in ethmoid obstruction and improvement in sense of smell. We also performed a longer-term study to assess the RESOLVE efficacy, including a six-month impact of patients enrolled in the RESOLVE study. The results of this 100 patient study showed that control patients were at 3.6x higher risk of remaining indicated for revision surgery than treated patients.

Seasonality

In the first quarter, demand for our products may be impacted by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay or decline elective procedures such as FESS. In the second quarter, demand may be impacted by the seasonal nature of allergies, the resultant onset of sinus-related symptoms and the growth of high deductible insurance plans which may cause patients to delay or decline elective surgery until their deductible is met later in the year. In the third quarter, the number of FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be higher due to the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans.

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

The alternative to delivering steroids to the sinuses postoperatively with PROPEL is the prescription of oral steroids. While oral steroids prescribed postoperatively can be effective at addressing inflammation and scarring, the required doses are significant and can result in serious systemic side effects, including glaucoma, bone loss, weight gain and psychosis. Further, oral steroids have restricted use in diabetic individuals, patients with glaucoma and some psychological disorders. We believe, as a result, only 20% of physicians prescribe them routinely after surgery. Additionally, there are commercially available packing materials on the market that provide a spacing function and are less expensive than PROPEL. During surgery, approximately 60% of ENT physicians place sinus packing materials, either absorbable or non-absorbable, into the ethmoid sinuses to physically separate tissues in an attempt to prevent scarring and adhesions. Sinus packing materials are not placed in the frontal sinuses. Following surgery, the sinus packing materials are removed by pulling or suctioning them from the newly opened cavity, a painful and time-consuming process, often necessitating pain medication. Despite the use of packing materials, scarring and adhesions are common, necessitating painful removal of additional tissue during postoperative treatments. Some physicians choose to soak these packing materials with steroid in liquid form in an effort to deliver steroid to the sinus. This practice is off-label and is not supported by clinical data. However, although we believe PROPEL, PROPEL Mini and PROPEL Contour have significant advantages over sinus packing materials and other treatment options, they are expensive relative to packing materials and may not be reimbursed by third-party payors. As a result, ENT physicians may choose to use oral steroid delivery or packing materials or a combination of the two, which are less expensive, in lieu of PROPEL, PROPEL Mini or PROPEL Contour.

We believe that our continued ability to compete favorably depends on:

•	successfully expanding our commercial operations;

•	continuing to innovate and maintain scientifically-advanced technology;

•	having reimbursement in place to support broad adoption of our products;

•	developing technologies for applications in the sinuses and other areas of ENT;

•	attracting and retaining skilled personnel;

•	obtaining patents or other intellectual property protection for our products; and

•	conducting clinical studies and obtaining and maintaining regulatory approvals.

Intellectual Property

As of December 31, 2016, we owned 77 issued patents globally, of which 30 were issued U.S. patents, and we owned 37 pending patent applications globally, of which 13 were pending patent applications in the United States. Subject to payments of required maintenance fees, annuities and other charges, our issued U.S. patents have expiration dates between 2017 and 2032, of which two will expire by 2020, 19 will expire between 2021 and 2025, and the remaining 56 will expire after 2025.

As of December 31, 2016, our trademark portfolio contains 29 trademark registrations, four of which are U.S. trademark registrations, as well as 29 foreign and six U.S. pending trademark applications.

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

Manufacturing and Supply

We manufacture our steroid releasing implants at our facility in Menlo Park, California with components supplied by external suppliers. We perform inspections of these components before use in our manufacturing operations. Using these components, we assemble, inspect, test and package our implants, and send them to a third-party sterilization vendor. After sterilization, we perform inspections of the finished implants internally and via third-party laboratories to determine compliance with our specifications, after which we place the implants into our inventory and ultimately ship the finished products to customers.

The active pharmaceutical ingredient, or API, and a number of our critical components used in our implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, some extrusions and molded components and some off-the-shelf components. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to successfully obtain the API and polymer materials used in these products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have entered into manufacturing, supply or quality agreements with a number of our single source suppliers pursuant to which they supply the API and components we need. We generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business. However, we are not certain that our single source suppliers will be able to meet our demand for their products, whether because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future. To date, we have not experienced any significant supply constraints or delays in procuring components and materials and while our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to the needs of their other customers.

We continue to improve our manufacturing capabilities and increasing capacity as we increase the extent of our commercialization efforts. We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are an FDA-registered medical device and drug manufacturer and we were granted PMA approval for PROPEL in August 2011. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities were inspected by the FDA in April and May 2011, December 2012, March 2013 and June 2014. The State of California regulatory authority audited our manufacturing facility in connection with granting a California Device Manufacturing License to us in August 2009. We maintain ISO 13485 certification. Our facility was last inspected in November 2016 by the European Notified Body in Ireland, National Standards Authority of Ireland, or NSAI, and no major nonconformance reports were issued as a result of that inspection.

We have manufacturing, supply or quality agreements with a number of our single source suppliers:

•	In April 2014, we entered into an agreement with Hovione Inter Ltd., or Hovione, pursuant to which we are required to purchase 80% of our API from Hovione, in quantities to be specified in 12-month forecasts provided by us and updated on a quarterly basis. This agreement extends until April 2019. Either we or Hovione may terminate the agreement prior to that date for uncured material breach by or insolvency of the other party. We may also terminate the agreement in the event Hovione loses any required FDA approval rendering it unable to fulfill its contractual obligations, or if Hovione is engaged in felonious or fraudulent activities. Either we or Hovione may terminate the Agreement in the event regulatory agencies require changes to the product specifications that materially affect Hovione’s cost of production and we are unable to reach an agreement with Hovione regarding an equitable pricing adjustment.

•	In April 2014, we entered into an agreement with Polymer Solutions Incorporated, or PSI, pursuant to which PSI supplies us with analytical testing services for our polymer materials. The agreement has an indefinite term, but may be terminated by us at any time upon 30 days’ notice to PSI or immediately upon written notice in the event of an uncured material breach by PSI. In April 2016, this agreement was amended with testing services pricing.

•	In January 2014, we entered into an agreement with AIM Plastics, Inc., or AIM, pursuant to which AIM provides us with injection molded components in quantities to be specified in rolling quarterly forecasts provided by us. The agreement extends for an initial period of one year from its effective date, with automatic one-year renewal periods applying thereafter unless we or AIM provide written notice of non-renewal at least 30 days prior to the end of the then-current term. Either we or AIM may terminate the agreement for an uncured material breach by the other party. We may also terminate the agreement upon twelve months written notice in the event of a change in control of AIM. In February 2016, this agreement was amended with updated forecasts and component pricing.

•	In October 2015, we entered into an agreement with Exova Group Limited, or Exova, pursuant to which Exova supplies us with analytical testing services for our finished product. This agreement extends until December 2017.

•	In November 2013, we entered into an agreement with Stephen Gould Corporation, or SGC, pursuant to which SGC supplies us with packaging components in accordance with a rolling quarterly forecast provided by us. The agreement extends for an initial period of two years from the effective date, with automatic one-year renewal periods applying thereafter unless we or SGC provide written notice of intent not to renew at least 30 days prior to the end of the then current term. Either we or SGC may terminate the agreement for uncured material breach by the other party. We may also terminate the agreement at will upon 90 days prior written notice to SGC, or upon twelve months prior written notice in the event of a change in control of SGC. In October 2015, this agreement was amended with updated rolling forecasts and component pricing, and in August 2016, this agreement was amended with component pricing.

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

Government Regulation

United States Regulation of Medical Devices and Drugs

Our products and product candidates are drug releasing bioabsorbable implants that are regulated as combination products by the FDA. FDA’s Office of Combination Products designates a primary mode of action for such drug-device combination products, with the respective primary Center within the FDA leading the regulatory review for the product, in consultation with the secondary designated Center. FDA determined that the primary mode of action for PROPEL, PROPEL Mini and PROPEL Contour was that of a medical device, so these products have been approved and are regulated in the United States as medical devices. Our product candidate RESOLVE, for the physician office setting, however, was designated as having a drug primary mode of action, and thus our RESOLVE trials were conducted under an Investigational New Drug, or IND, application, and this product candidate will need to be approved under the NDA pathway.

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

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services, or CDHS, requires us to register as a medical device manufacturer within the state. In order to maintain CE Markings, we must maintain compliance with ISO 13485. Because of this, the FDA and the NSAI inspect us on a routine basis for compliance with current good manufacturing practices. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities, and product release for distribution. We have undergone and expect to continue to undergo regular current good manufacturing practice inspections in connection with the manufacture of our products at our facility.

Drugs

The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product candidate RESOLVE, that is subject to the FDA’s drug authority, are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

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

Reimbursement

When our products are used in the operating room of a hospital or ambulatory surgery center, which accounts for the majority of product use, the products are commonly treated as general supplies utilized in sinus surgery and the cost is included in payment to the facility for the FESS procedure. When our products are used in the office setting of care, the provider may submit claims using our current product and procedure codes. Payment for these claims is subject to the payor’s medical policy and dependent on the provider’s efforts to fight for coverage on the basis of medical necessity. We are working to assist providers with appealing for coverage for patients, convert our current product and procedure codes to permanent codes, and to expand the number of payors with policies deeming the use of steroid releasing implants to be medically necessary in order to help establish and expand in-office use of PROPEL Contour and, if approved, RESOLVE. For more information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development

Our research and development expenses totaled $18.9 million, $16.6 million and $10.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2016, we had 303 employees, consisting of 59 in manufacturing, 66 in research and development and 178 in sales, general and administrative.

Information about Segment and Geographic Revenue

All of our revenues have been generated from the sale of our PROPEL and PROPEL Mini. Information about our assets and revenues, including segment and geographic revenue, is set forth in the Financial Statements, including Note 2, included in this Annual Report, which information is incorporated by reference here.

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

Our periodic and current reports, registration statements, proxy and information statements and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website containing such information available free of charge to the public at www.sec.gov. We make available free of charge on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We have incurred net losses since our inception in 2003. We had a net loss of $25.2 million, $26.6 million and $18.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $148.5 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

All of our revenue has been generated from our PROPEL and PROPEL Mini steroid releasing implants and we recently received FDA approval for our PROPEL Contour steroid releasing implant in February 2017. We are dependent on the success of these products and if these products fail to continue to experience expanded adoption, our business will suffer.

We started selling PROPEL in August 2011, PROPEL Mini in November 2012 and PROPEL Contour in February 2017. We expect that sales of these products, plus potentially the FDA approval and subsequent introduction of the RESOLVE product, will account for substantially all of our revenue for the foreseeable future. Our ability to become profitable will depend upon the commercial success of these products. We market these products primarily to ear, nose and throat, or ENT, physicians who may be slow, or fail to adopt our products or who may use our products in only a small percentage of their patients undergoing sinus surgery for a variety of reasons, including, among others:

•	lack of experience with our products;

•	lack of availability of adequate coverage and reimbursement for hospitals, ambulatory surgery centers and physicians;

•	lack of evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

•	lack of clinical data supporting patient benefits beyond six months;

•	our ability to obtain reimbursement for our products from payors; and

•	liability risks generally associated with the use of new products and procedures.

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

Pricing pressure from our hospital and ambulatory surgery center customers due to limited coverage, healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors could decrease the demand for our products, the prices that customers are willing to pay and the number of procedures performed using our steroid releasing implants, which could have an adverse effect on our business.

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula, known as the sustainable growth rate, or SGR, methodology, resulted in lower payment, Congress, on several occasions, passed legislation to temporarily prevent the reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law. MACRA permanently reforms Medicare payment policy for physician services by repealing the SGR methodology, establishing a period of stable physician fee schedule updates and then linking updates to participation in either a new Merit-based Incentive Payment System, or MIPS, or based on participation in qualified Alternative Payment Models, or APMs. The Centers for Medicare & Medicaid Services, or CMS, has proposed regulations to begin implementing the MACRA reforms, but all of the details of the policies have not yet been finalized. On November 1, 2016, the CMS released the 2017 Medicare Hospital Outpatient Final Rule, effective January 1, 2017, which implements a comprehensive ambulatory payment classification, or APC, for hospitals. This ruling covers upper airway procedures performed in the hospital, including sinus surgery, with reimbursement per case set at a fixed amount approximately 40-50% below the prior average reimbursement amount for the procedure. Some commercial payors may use Medicare rates as a reference for facility contract negotiations. If, as a result of this CMS ruling, hospitals are unable to receive adequate reimbursement to support the use of our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. We cannot predict how pending and future healthcare legislation and regulations will impact our business and any changes that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

To facilitate reimbursement of our products when used in the office setting of care, our products have been assigned both Category III Current Procedure Terminology, or CPT, coding and a HCPCS code of S1090, by the American Medical Association, or AMA and the Centers for Medicare & Medicaid Services, or CMS, respectively. To strengthen reimbursement in the future, we are seeking to upgrade these billing codes to permanent Category I CPT codes and J codes. Our ability to obtain new billing codes will depend, in part, on published clinical evidence, support from the ENT community and physician adoption of our technology. Although obtaining permanent billing codes may result in payment amounts that better reflect the costs and resources associated with the use of our products, we cannot ensure we will be successful in obtaining permanent codes or that the assigned payment rates will be adequate.

We are also seeking to expand the number of payors with positive coverage policies relating to our products. We believe the reimbursement coverage policies established by commercial payors greatly impact expansion of access to our products, especially in the physician office setting. Many commercial payors have “experimental and investigational” policies that relate to our products, and payors do not typically reimburse for products under such policies. We cannot assure that we will be successful in reversing these policies, nor can we assure that our product will be fully reimbursed even under favorable policies.

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

In addition, the initial point of contact for many patients suffering from chronic sinusitis may be primary care physicians or other referring medical professionals who commonly treat patients experiencing sinus-related symptoms or complications. We believe that we must educate these primary care physicians and other referring medical professionals about our steroid releasing implants in order to grow the market beyond the over 3.5 million patients with chronic sinusitis who are managed by ENT physicians in the United States. If we fail to do so, these primary care physicians and other referring medical professionals may not refer patients to an ENT physician who will perform sinus surgery and use our steroid releasing implants. As a result, those patients may go untreated, attempt to manage their sinusitis through medical management alone or seek alternative surgical procedures. If we are not successful in educating primary care physicians and other referring medical professionals about our steroid releasing implants, our ability to increase our revenue may be impaired.

Our clinical studies were designed to demonstrate the safety and efficacy of our steroid releasing implants based on FDA requirements and may not be seen as compelling to physicians. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which would affect the rate of adoption of our products.

Our success depends on the medical community’s acceptance of our steroid releasing implants as tools that are useful to ENT physicians treating patients with chronic sinusitis. We have sponsored fourteen multicenter, prospective studies of over 900 patients to track outcomes of treatment with our steroid releasing implants across multiple sinuses and settings of care. These clinical data have resulted in the highest level of evidence generated for any medical device used to improve the outcomes of sinus surgery. While the results of these studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to our physician customers. If physicians do not find our data compelling, they may choose not to use our products or limit their use. Additionally, the long-term effects of sinus interventions in conjunction with our steroid releasing implants beyond six months are not known. Certain ENT physicians, hospitals and surgery centers may prefer to see longer term efficacy data than we have produced. We cannot assure that any data that we or others generate will be consistent with that observed in these studies or meet the endpoints, nor that the results will be maintained beyond the time points studied. We also cannot assure that any data that may be collected will be compelling to the medical community because the data may not be scientifically meaningful and may not demonstrate that sinus procedures using our steroid releasing implants are an attractive option when compared against data from alternative treatments.

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

The active pharmaceutical ingredient, or API, and a number of our critical components used in our steroid releasing implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, some extrusions and molded components, and some off-the-shelf components. If a supplier delivers products of insufficient quality, it could lead to lot issues, failures or recalls. Our ability to supply our products commercially and to develop our product candidates depends, in part, on our ability to obtain these components in accordance with regulatory requirements and in sufficient quantities and quality for commercialization and clinical testing. We have entered into manufacturing, supply or quality agreements with a number of our single source suppliers pursuant to which they supply the components we need. We are not certain that our single source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API or any of the components or processes used in our products, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the U.S. Food and Drug Administration, or FDA, could require additional supplemental data if we rely upon a new supplier for the API used in PROPEL, PROPEL Mini, PROPEL Contour and RESOLVE. While we seek to maintain adequate inventory of the single source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

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

Our limited operating history and commercial experience make it difficult for us to predict future performance. As we gain additional commercial experience, a number of factors over which we have limited control may contribute to fluctuations in our financial results, such as seasonal variations in revenue. In the first quarter, demand for our products may be impacted by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay or decline elective procedures such as FESS. In the second quarter, demand may be impacted by the seasonal nature of allergies, the resultant onset of sinus-related symptoms and the growth of high deductible insurance plans which may cause patients to delay or decline elective surgery until their deductible is met later in the year. In the third quarter, the number of FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be higher due to the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans. Other factors that may impact our quarterly results include:

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

It is important to our business that we continue to build a more complete product offering within the ENT market. We are using our drug releasing bioabsorbable technology to develop new products for use in the physician office setting. Developing additional products is expensive and time-consuming and could divert management’s attention away from our current sinus surgery products and harm our business. Even if we are successful in developing additional products, including those currently in development for use in the physician office setting, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	properly identify and anticipate ENT physician and patient needs;

•	receive adequate reimbursement for such products;

•	develop and introduce new products or product enhancements in a timely manner;

•	avoid infringing upon the intellectual property rights of third parties;

•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•	be fully FDA-compliant with marketing of new devices or modified products;

•	provide adequate training to potential users of our products; and

•	develop an effective and FDA-compliant, dedicated sales and marketing team.

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

Healthcare costs have risen significantly over the past several decades, which has driven numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has elicited a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for pricing concessions in the future. Additionally, group purchasing organizations, independent delivery networks and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals and ambulatory surgery centers. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products and may adversely impact our business, results of operations, financial condition and prospects.

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

Because of the size of the market opportunity for the treatment of chronic sinusitis, we believe potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products or develop new products which may prevent us from achieving significant market penetration or improved operating results. New product developments that could compete with our products are possible because of the prevalence of chronic sinusitis and the extensive research efforts and technological progress that exist within the market. Large medical device companies with ENT divisions, such as Medtronic, also have capability in drug releasing stents and smaller companies may develop competing products. Though we are not aware of any such products on the market or undergoing U.S. clinical trials, these or other companies may develop drug releasing products that could compete with our products.

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

If physicians treat more patients in their offices instead of performing surgery in the operating room, our ability to sell PROPEL and PROPEL Mini may be harmed.

The prevalence of sinus procedures being performed in the office has increased since sinus dilation products for use in the office setting received Category I CPT codes in 2011. As a result, the number of companies selling sinus dilation products has increased and well-known companies such as Medtronic, Entellus and Johnson & Johnson have begun to sell sinus dilation products. This has led to increased marketing investments to sell these sinus dilation products in an attempt to not only grow the overall sinus procedure market but also to shift procedures from the operating room to the office. If more patients are treated for chronic sinusitis in a physician’s office with a sinus dilation product rather than through FESS procedures in the operating room, the volume of FESS procedures performed may not grow as anticipated and our ability to sell our products may be harmed.

We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices and drug products. This risk exists even if a device or product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with PROPEL, PROPEL Mini and PROPEL Contour, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our steroid releasing implants cause, or merely appear to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We believe that our continued success depends, to a significant extent, upon the efforts and abilities of our key employees. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel or the turnover of a meaningful number of our employees within a particular function or throughout the company within a given period of time, likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business.

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

We do not have redundant facilities, although we do keep some inventory at a third party storage and fulfillment center. We perform substantially all of our research and development, manufacturing and commercialization activity and maintain all our raw material and a significant portion of our finished goods inventory in a single location in Menlo Park, California. Menlo Park is situated on or near earthquake fault lines. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire, water shortages and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of raw materials and finished product reserve, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all. The occurrence of natural disasters or acts of terrorism could also cause delays in our customers’ supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters or acts of terrorism could have a material adverse effect on our business, our results of operations and our financial condition.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Our current systems provide physical and virtual redundancy while being operated from our physical location in Menlo Park. While we will attempt to mitigate interruptions in our information technology systems, we may experience events or circumstances which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions, such as natural disasters or security breaches, as a result of the current implementation of our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.

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

In the United States, coverage and reimbursement for medical devices vary among payors. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. We estimate that commercial payors covering a significant number of U.S. covered lives currently have non-coverage policies with respect to PROPEL, PROPEL Mini and PROPEL Contour and they consider these products investigational or experimental. Some governmental and commercial payors do not currently cover or reimburse our products because they have determined insufficient evidence of favorable clinical outcomes is available. Although some consider the steroid releasing implants investigational or experimental at this time, these payors may in the future determine sufficient evidence has been developed to cover and reimburse our products and related procedures. We are actively working to reverse these non-coverage decisions but cannot provide assurance that we will be successful in these efforts. If we are not successful in reversing existing non-coverage policies, or if other third-party payors issue similar policies, this could have a material adverse effect on our business and operations. Further, third-party payors who currently cover and reimburse customers for procedures using our products may in the future choose to decrease current levels of reimbursement or eliminate reimbursement altogether, either of which will cause our business to suffer.

To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and even existing treatments by requiring extensive evidence of favorable clinical outcomes and cost effectiveness before extending or continuing coverage, respectively. Such evidence generally must be derived from well-designed independent studies and published in peer-reviewed journals. Payors also may be influenced by positive position statements on the value of this technology issued by medical specialty societies. For example, payors may be persuaded to extend coverage by positive clinical data demonstrating the long-term safety and efficacy of FESS performed with our steroid releasing implants against FESS alone. A long-term clinical study randomizing FESS using our products against FESS alone would require an extremely large patient population to demonstrate these differences, and would be expensive and time-consuming. We have not conducted and are not currently planning to conduct such a study. Further, even positive study results do not guarantee adequate third-party payor coverage and reimbursement. Although the American Rhinologic Society and the American Academy of Otolaryngology — Head and Neck Surgery have issued positive position statements regarding the use of steroid releasing implants and biomaterials, if either or both societies change these position statements in an unfavorable manner, third-party payors may reverse existing favorable coverage and reimbursement policies or otherwise decline to adopt favorable policies for our products, either of which will cause our business to suffer.

Generally, third-party payors currently reimburse hospitals, ambulatory surgery centers and physicians for the FESS procedures during which our products are implanted using existing Category I CPT codes relating to the FESS procedures performed. These CPT codes do not currently distinguish between procedures performed with or without our steroid releasing implants. The amount of reimbursement received by our customers from third-party payors is dependent generally on fee schedules established by these payors for the existing FESS CPT codes. For governmental payors, such as Medicare and Medicaid, the fee schedule amount is determined by statutory and regulatory formulas. For commercial payors, the reimbursement amount generally is dependent upon the specific contract terms between the provider and payor. We cannot provide assurance that government or commercial payors will continue to reimburse for FESS with our products using the existing codes, nor can we provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain reimbursement for FESS at cost-effective levels when use of our products is included, this could have a material adverse effect on our business and operations. Hospitals and ambulatory surgery centers are unlikely to purchase our products if they do not receive payment sufficient to cover the cost of our products and related procedures. In addition, in the event that the current coding and/or payment methodology for these procedures changes, this could have a material adverse effect on our business and business operations.

To secure separate payment for our products, whether for our currently marketed products or those under development, a unique billing code is required for either the implant, the procedure associated with use of our products, or both. Although a unique billing code currently exists for our marketed products, it is not associated with payment by most payors and is not reportable to many payors, including Medicare. In January 2016, the American Medical Association released two Category III CPT codes for the placement of drug releasing implants as either a stand-alone procedure or in conjunction with sinus biopsy, polypectomy or debridement. These codes are primarily relevant to future in-office product candidates. Many payors consider Category III codes non-covered. Such payors may not cover these in-office products if they become commercially available unless the codes are graduated to Category I status, a J code for our products is obtained and/or a formal coverage policy is established. As of now, it is not possible to assess the full impact of product or procedure-specific codes on our business or results of operations, nor is it possible to predict the timing or likelihood of securing such specific codes. If new product or procedure-specific codes are adopted, and the level of reimbursement declines significantly below current levels, our business and results of operations would be harmed and our stock price would likely decline.

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

If we expand our operations outside the United States, our products and operations will be required to comply with standards set by foreign regulatory bodies, and those standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to comply with any of these standards adequately, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. For example, in Europe, we are subject to a conformity assessment procedure under which a so-called Notified Body, an organization accredited by a member state of the European Economic Area, or EEA, which will audit and examine our quality system for the manufacture, design, and release of our products and confirm adherence with applicable regulatory requirements. If we fail to maintain CE Markings in accordance with these requirements, we would be precluded from selling our products in the EEA. Any such action or circumstance may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.

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

We often must rely on third parties, such as medical institutions, clinical investigators and contract laboratories to conduct our clinical trials and provide data or prepare deliverables for our PMA or NDA submissions. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and/or we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

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

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

•	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other commercial payors that are false or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal criminal False Claims Act, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;

•	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented, a claim to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•	the federal Foreign Corrupt Practices Act of 1997, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and

•	foreign or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, the President of the United States signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed.

Given the current political environment, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

We believe that our existing cash, cash equivalents and short-term investments, revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations at least through the next twelve months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•	market acceptance of our products, including access to adequate reimbursement;

•	the scope, rate of progress and cost of our clinical studies;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	costs associated with any product recall that may occur;

•	the effect of competing technological and market developments;

•	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the costs of operating as a public company.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. From our IPO in July 2014 through January 31, 2017, the price of our common stock has fluctuated from a low of $7.65 to a high of $32.85. The price of our common stock may continue to fluctuate substantially due to many factors, including:

•	volume and timing of sales of our steroid releasing implants;

•	changes in reimbursement or in coverage by commercial payors related to our products;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	the introduction of new products or product enhancements by us or others in our industry;

•	disputes or other developments with respect to our or others’ intellectual property rights;

•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our results of operations or those of others in our industry;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	media exposure of our steroid releasing implants or products of others in our industry;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Shares of our common stock are traded on The NASDAQ Global Market, or NASDAQ, under the symbol XENT. The following table sets forth the high and low intraday prices per share of our common stock as reported by NASDAQ.

	High	Low
Fiscal Year Ended December 31, 2016
First quarter	$22.01	$15.60
Second quarter	20.64	11.88
Third quarter	17.00	12.50
Fourth quarter	18.00	7.65
Fiscal Year Ended December 31, 2015
First quarter	$28.80	$18.10
Second quarter	29.98	22.26
Third quarter	32.85	19.30
Fourth quarter	23.13	15.74

As of January 31, 2017, the closing price of our common stock was $13.50 and there were approximately 34 stockholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during fiscal year ended December 31, 2016, that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the cumulative total return to security holders of our common stock with the comparable cumulative returns of the NASDAQ Composite and Biotechnology Indexes. The graph assumes the investment of $100 on July 24, 2014, the date on which our common stock began trading on The NASDAQ Global Market, through December 31, 2016. Points on the graph represent the performance at mid-year and year-end.

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

	Cumulative Total Return as of
	7/24/14	12/31/14	6/30/15	12/31/15	6/30/16	12/31/16
Intersect ENT, Inc.	$100	$144	$222	$174	$100	$94
NASDAQ Composite Index	100	106	112	112	108	120
NASDAQ Biotechnology Index	100	119	145	132	101	104

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

The following selected financial information has been derived from our audited financial statements. The financial information as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The financial information as of December 31, 2014, 2013 and 2012, and for each of the two years in the period ended December 31, 2013, are derived from audited financial statements not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of results of future operations and should not be relied upon as an indicator of our future performance. You should read the selected financial data set forth in the table below, together with the Financial Statements and related Notes to Financial Statements included in this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

	Fiscal Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Statements of operations data:
Revenue	$78,708	$61,593	$38,587	$17,931	$5,863
Cost of sales	13,003	12,288	10,223	8,150	3,837

Gross profit	65,705	49,305	28,364	9,781	2,026
Operating expenses:
Selling, general and administrative	72,926	59,637	36,111	18,229	9,251
Research and development	18,890	16,608	10,331	9,518	9,260

Total operating expenses	91,816	76,245	46,442	27,747	18,511

Loss from operations	(26,111)	(26,940)	(18,078)	(17,966)	(16,485)
Interest and other income (expense), net	889	306	(284)	(403)	120

Net loss	$(25,222)	$(26,634)	$(18,362)	$(18,369)	$(16,365)

Net loss per share, basic and diluted	$(0.89)	$(1.02)	$(1.61)	$(12.57)	$(16.38)

Weighted average common shares used to compute net loss per share, basic and diluted	28,420	26,159	11,384	1,461	999

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance sheet data:
Cash, cash equivalents and short-term investments	$103,945	$124,300	$48,443	$12,294	$2,060
Working capital	110,928	128,142	52,167	13,118	1,152
Total assets	129,777	144,635	62,953	21,035	7,227
Total liabilities	15,380	14,404	9,141	6,892	5,627
Convertible preferred stock	—	—	—	90,760	60,320
Accumulated deficit	(148,477)	(123,255)	(96,621)	(78,259)	(59,890)
Total stockholders’ equity (deficit)	114,397	130,231	53,812	(76,617)	(58,720)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. We have developed a drug releasing bioabsorbable implant technology that enables targeted and sustained release of therapeutic agents. This targeted drug delivery technology is designed to allow ear, nose and throat, or ENT, physicians to improve patient care. Our approved and in-development products are designed to treat the spectrum of needs among patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Chronic sinusitis patients include those needing and electing surgery, those who have not had sinus surgery and those that have had one or more surgeries but continue to suffer from symptoms. To address these patient groups, we are:

•	Marketing PROPEL® and PROPEL® Mini, the first and only steroid releasing implants approved by the U.S. Food and Drug Administration, or FDA, for use in patients undergoing surgery for chronic sinusitis. PROPEL has been proven in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% reduction in the need for postoperative oral steroid and surgical intervention. Inserted by a physician into the ethmoid sinuses following sinus surgery, the self-expanding implants are designed to conform to and hold open the surgically enlarged sinus, while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days, before being fully absorbed into the body.

•	Marketing PROPEL Mini for chronic sinusitis patients undergoing frontal sinus surgery. Based on results from the PROGRESS clinical study, designed to evaluate the safety and efficacy of PROPEL Mini when placed in the frontal sinuses following surgery, PROPEL Mini demonstrated a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone.

•	Received FDA approval to market of PROPEL® Contour, formerly referred to as NOVA, in February 2017, a steroid releasing implant designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses, which we believe represents an opportunity for procedures to be performed in operating rooms or in the office setting of care. PROPEL Contour has the potential to expand adoption of steroid releasing implants overall by providing physicians with a range of products needed to customize treatment based on their patients’ disease and anatomy. In particular, we believe PROPEL Contour’s lower profile, malleable delivery system will increase usage particularly in those patients whose frontal sinuses are more challenging to access. We announced results of the second cohort of patients in the PROGRESS study in May 2016. This phase of the PROGRESS study was an 80-patient prospective randomized blinded multicenter trial designed to assess the safety and efficacy of PROPEL Contour when placed in the frontal sinuses following opening of the sinus. The PROPEL Contour cohort demonstrated a statistically significant 65% relative reduction in the need for post-operative interventions, such as the need for additional surgical procedures or need for oral steroid prescription, compared to surgery alone with standard post-operative care.

•	Pursuing approval of RESOLVE, a steroid releasing implant designed to provide a cost-effective, less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed four studies of RESOLVE in a total of 417 patients. In October 2016, we announced the results of RESOLVE II, a phase III trial of 300 patients to assess the safety and efficacy of the product. The RESOLVE II clinical study met both primary efficacy endpoints, reduction in nasal congestion and polyp burden. We plan to submit a New Drug Application in the first quarter of 2017 to seek regulatory approval from the FDA to market the RESOLVE product.

We have expanded our sales organization and we intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We seek to grow our revenue by increasing the frequency of use of our products among current physician customers and also to add new physician users.

Components of Our Results of Operations

Revenue

All of our revenue is currently derived from sales of PROPEL and PROPEL Mini. We expect our revenue to increase as we expand our sales, marketing and reimbursement infrastructure and increase awareness of our products. We also expect our revenue to fluctuate from quarter to quarter due to a variety of factors. In the first quarter, demand for our products may be impacted by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay or decline elective procedures such as functional endoscopic sinus surgery, or FESS. In the second quarter, demand may be impacted by the seasonal nature of allergies, the resultant onset of sinus-related symptoms and the growth of high deductible insurance plans which may cause patients to delay or decline elective surgery until their deductible is met later in the year. In the third quarter, the number of FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be higher due to the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans.

When PROPEL and PROPEL Mini are used in the operating room of a hospital or ambulatory surgery center, which accounts for the majority of product use, the products are commonly treated as general supplies utilized in sinus surgery and the cost is included in payment to the facility for the FESS procedure. Healthcare Common Procedure Coding System, or HCPCS, codes exist for cost-reporting of our products to payors to ensure appropriate future rate-setting. To facilitate reimbursement of our products when used in the office setting, some existing procedure codes may apply and if used in a standalone procedure, the American Medical Association, or AMA has assigned a Category III Current Procedure Terminology, or CPT, code. In addition, our products have been assigned a HCPCS code, S1090, by the Centers for Medicare & Medicaid Services, or CMS. To strengthen reimbursement in the future, we are seeking to upgrade to permanent billing codes including Category I CPT codes and J codes. However, we believe the reimbursement coverage policies established by commercial payors greatly impact expansion of access to our products, especially in the physician office setting. On November 1, 2016, CMS released the 2017 Medicare Hospital Outpatient Final Rule, effective January 1, 2017, which implements a comprehensive ambulatory payment classification, or APC, for hospitals. This ruling covers upper airway procedures performed in the hospital, including sinus surgery, with reimbursement per case set at a fixed amount approximately 40-50% below the prior average reimbursement amount for the procedure. Some commercial payors may use Medicare rates as a reference for facility contract negotiations. If, as a result of this CMS ruling hospitals are unable to receive adequate reimbursement to support the use of our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

Our revenue is almost entirely based in the U.S. and no single customer accounted for more than 10% of our revenue during the years ended December 31, 2016, 2015 and 2014.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including production volumes, average selling prices, manufacturing costs and product yields, and to a lesser extent the implementation of cost-reduction strategies. We expect our gross margin to fluctuate based on changes in the average selling price and the manufacturing costs of our products. Manufacturing cost will change as our production volume changes. The per unit allocation of our manufacturing overhead costs may decrease as production volume increases until we increase our manufacturing capacity, at which point the per unit allocation of our manufacturing overhead costs may increase due to the additional costs of our increased manufacturing capacity.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, reimbursement and post-market studies, business development, legal and human resource functions. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit and Sarbanes-Oxley Act of 2002 compliance expenses, insurance costs and general corporate expenses including allocated facilities and information technology expenses. We expect SG&A expenses to continue to increase in absolute dollars for the foreseeable future as we expand our commercial infrastructure to drive and support the anticipated growth in revenue and incur additional legal, accounting, insurance and other professional services fees.

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

Results of Operations

	Fiscal Years Ended December 31,
(in thousands, except percentages)	2016	2015	2014
Revenue	$78,708	$61,593	$38,587
Cost of sales	13,003	12,288	10,223

Gross profit	65,705	49,305	28,364
Gross margin	83%	80%	74%
Operating expenses:
Selling, general and administrative	72,926	59,637	36,111
Research and development	18,890	16,608	10,331

Total operating expenses	91,816	76,245	46,442

Loss from operations	(26,111)	(26,940)	(18,078)
Interest and other income (expense), net	889	306	(284)

Net loss	$(25,222)	$(26,634)	$(18,362)

Comparison of Years Ended December 31, 2016 and 2015

Revenue

Revenue increased $17.1 million, or 28%, to $78.7 million during the year ended December 31, 2016, compared to $61.6 million during the year ended December 31, 2015. The growth in revenue was attributable to an increase in unit sales of PROPEL and PROPEL Mini from 85,600 units to 103,400 units, or 21%. The increase in units was driven by an expansion of our sales, marketing and reimbursement organizations as well as by the introduction of an expanded indication for PROPEL Mini following approval from the FDA to treat patients undergoing frontal sinus surgery. In addition, our average selling price increased during the year ended December 31, 2016.

Cost of Sales and Gross Margin

Cost of sales increased $0.7 million, or 6%, to $13.0 million during the year ended December 31, 2016, compared to $12.3 million during the year ended December 31, 2015. The increase in cost of sales was attributable to the growth in the number of PROPEL and PROPEL Mini units sold, partially offset by the reduced per unit overhead costs and increases in manufacturing efficiency.

Gross margin for the year ended December 31, 2016, increased to 83%, compared to 80% for the year December 31, 2015. The increase in gross margin was due to several factors including an increase in our average selling price, growth in unit volume during the year ended December 31, 2016, which allowed us to spread our manufacturing overhead costs over more production units, and ongoing increases in manufacturing efficiency.

Selling, General and Administrative Expenses

SG&A expenses increased $13.3 million, or 22%, to $72.9 million during the year ended December 31, 2016, compared to $59.6 million during the year ended December 31, 2015. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of PROPEL and PROPEL Mini.

The primary component of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $10.1 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, as we increased headcount to 145 as of December 31, 2016, compared to 129 as of December 31, 2015. In addition, other SG&A expenses increased $3.2 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to an increase in headcount.

Research and Development Expenses

R&D expenses increased $2.3 million, or 14%, to $18.9 million during the year ended December 31, 2016, compared to $16.6 million during the year ended December 31, 2015. The increase in R&D expenses was primarily due to increases in personnel costs as we increased headcount.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased $0.6 million to $0.9 million of income during the year ended December 31, 2016, compared to $0.3 million of income during the year ended December 31, 2015. The increase in interest and other income (expense), net, was primarily attributable to higher interest rates and higher average cash, cash equivalents and short-term investments available-for-sale balances during the year ended December 31, 2016.

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

The primary component of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $16.9 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, as we increased headcount to 129 as of December 31, 2015, compared to 97 as of December 31, 2014. In addition, other SG&A expenses increased $6.6 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to an increase in headcount and expenses associated with being a public company.

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

Liquidity and Capital Resources

Overview

As of December 31, 2016, we had cash, cash equivalents and short-term investments of $103.9 million and an accumulated deficit of $148.5 million, compared to cash, cash equivalents and short-term investments of $124.3 million and an accumulated deficit of $123.3 million as of December 31, 2015.

Cash Flows

	Fiscal Years Ended December 31,
(in thousands)	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(20,059)	$(20,087)	$(17,954)
Investing activities	(6,857)	(56,669)	(35,519)
Financing activities	1,966	98,162	54,582

Net (decrease) increase in cash and cash equivalents	$(24,950)	$21,406	$1,109

Net Cash Used in Operating Activities

During the year ended December 31, 2016, net cash used in operating activities was $20.1 million, consisting primarily of a net loss of $25.2 million and an increase in net operating assets of $3.6 million, partially offset by non-cash charges of $8.7 million. The cash used in operations was primarily due to the ongoing commercialization of PROPEL and PROPEL Mini. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The increase in net operating assets is primarily due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable. The non-cash charges primarily consisted of stock-based compensation expense.

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

Net Cash Used in Investing Activities

During the year ended December 31, 2016, net cash used in investing activities was $6.9 million, consisting of net purchases of short-term investments and purchases of property and equipment.

During the year ended December 31, 2015, net cash used in investing activities was $56.7 million, consisting primarily of net purchases of short-term investments of $55.1 million.

During the year ended December 31, 2014, net cash used in investing activities was $35.5 million, consisting primarily of net purchases of short-term investments of $35.1 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2016, net cash provided by financing activities was $2.0 million, consisting of net proceeds from the issuance of common stock upon the exercises of employee stock options and purchases under our employee stock purchase plan.

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

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of December 31, 2016, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets out our contractual obligations due by period as of December 31, 2016.

	Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total

Operating lease obligations	$1,536	$3,205	$685	$—	$5,426
Purchase commitments	1,713	227	—	—	1,940

	$3,249	$3,432	$685	$—	$7,366

Our contractual obligations as of December 31, 2016, have not significantly changed from contractual obligations of $8.8 million as of December 31, 2015.

Related Parties

For a description of our related party transactions, see Option Modification in Note 7 of our Financial Statements included in this Annual Report.

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

Revenue Recognition

We derive revenue from the sale of PROPEL and PROPEL Mini to hospitals and ambulatory surgery centers almost entirely in the United States. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or there is no further obligation, pricing is fixed or determinable and collection is reasonably assured. We must make assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. If collectability is not reasonably assured at the time of shipment, we defer revenue until such criteria have been met. In general, our standard terms and conditions of sale do not allow for product returns. We expense shipping and handling costs as incurred and include them in the cost of sales. In those cases where we bill shipping and handling costs to customers, we classify the amounts billed as a component of revenue.

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

As of December 31, 2016 and 2015, we had cash, cash equivalents and short-term investments of $103.9 million and $124.3 million, respectively. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at December 31, 2016 and 2015 would not have had a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of December 31, 2016 and 2015, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of PROPEL and PROPEL Mini to hospitals and ambulatory surgery centers almost entirely in the United States. No single customer represented more than 10% of our accounts receivable as of December 31, 2016 and 2015.

Foreign Currency Risk

Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Intersect ENT, Inc.

We have audited Intersect ENT, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Intersect ENT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intersect ENT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 financial statements of Intersect ENT, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Redwood City, California

February 28, 2017

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from our Definitive Proxy Statement, relating to our 2017 Annual Meeting of Stockholders to be held on June 1, 2017, pursuant to Regulation 14A of the Exchange Act, or Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2016.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Proxy Statement under the headings “Proposal 1 — Election of Directors,” “Board Committees and Meetings,” “Stockholder Communications with the Board of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Non-Employee Board Members.”

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

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Proposal 1 — Election of Directors” and “Certain Relationships and Related Party Transactions.”

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

(2) Financial Statement Schedule

For the three fiscal years ended December 31, 2016 — Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

See Part IV, Item 15(b) below.

(b) The following exhibits are filed or incorporated by reference into this Annual Report:

The Exhibit Index to this Annual Report on Form 10-K, which is incorporated by reference here.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intersect ENT, Inc.

Date: February 28, 2017	By:	/S/ LISA D. EARNHARDT
Lisa D. Earnhardt President and Chief Executive Officer

Date: February 28, 2017	By:	/S/ JERYL L. HILLEMAN
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

Name	Title	Date

/s/ LISA D. EARNHARDT Lisa D. Earnhardt	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2017

/s/ JERYL L. HILLEMAN Jeryl L. Hilleman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017

/S/ KIERAN T. GALLAHUE Kieran T. Gallahue	Lead Director	February 28, 2017

/S/ CYNTHIA L. LUCCHESE Cynthia L. Lucchese	Director	February 28, 2017

/S/ DANA G. MEAD, JR. Dana G. Mead, Jr.	Director	February 28, 2017

/S/ FREDERIC H. MOLL Frederic H. Moll	Director	February 28, 2017

/S/ CASEY M. TANSEY Casey M. Tansey	Director	February 28, 2017

/S/ W. ANTHONY VERNON W. Anthony Vernon	Director	February 28, 2017

INTERSECT ENT, INC.

Index to Financial Statements

For the Three Fiscal Years Ended

December  31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Intersect ENT, Inc.

We have audited the accompanying balance sheets of Intersect ENT, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intersect ENT, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersect ENT, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Redwood City, California

February 28, 2017

INTERSECT ENT, INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$9,859	$34,809
Short-term investments, available-for-sale	94,086	89,491
Accounts receivable, net	14,421	11,468
Inventory	5,613	3,949
Prepaid expenses and other current assets	1,313	1,495

Total current assets	125,292	141,212
Property and equipment, net	4,127	3,183
Other non-current assets	358	240

Total assets	$129,777	$144,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,267	$1,908
Accrued compensation	10,152	9,588
Other current liabilities	945	1,574

Total current liabilities	14,364	13,070
Deferred rent	1,016	1,334

Total liabilities	15,380	14,404
Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at December 31, 2016 and 2015;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at December 31, 2016 and 2015;
Issued and outstanding shares: 28,673 and 28,159 at December 31, 2016 and 2015, respectively	29	28
Additional paid-in capital	262,882	253,450
Accumulated other comprehensive (loss) income	(37)	8
Accumulated deficit	(148,477)	(123,255)

Total stockholders’ equity	114,397	130,231

Total liabilities and stockholders’ equity	$129,777	$144,635

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Fiscal Years Ended December 31,
	2016	2015	2014
Revenue	$78,708	$61,593	$38,587
Cost of sales	13,003	12,288	10,223

Gross profit	65,705	49,305	28,364
Operating expenses:
Selling, general and administrative	72,926	59,637	36,111
Research and development	18,890	16,608	10,331

Total operating expenses	91,816	76,245	46,442

Loss from operations	(26,111)	(26,940)	(18,078)
Interest and other income (expense), net	889	306	(284)

Net loss	(25,222)	(26,634)	(18,362)
Other comprehensive (loss) income:
Unrealized (loss) gain on short-term investments	(45)	8	—

Comprehensive loss	$(25,267)	$(26,626)	$(18,362)

Net loss per share, basic and diluted	$(0.89)	$(1.02)	$(1.61)

Weighted average common shares used to compute net loss per share, basic and diluted	28,420	26,159	11,384

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Related Party	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	15,701	$90,760	1,762	$2	$1,859	$(219)	$—	$(78,259)	$(76,617)
Issuance of Series A convertible preferred stock upon exercise of warrants	3	29	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(15,704)	(90,789)	15,704	16	90,773	—	—	—	90,789
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	406	—	—	—	406
Issuance of common stock for initial public offering, net of issuance costs	—	—	5,750	5	55,797	—	—	—	55,802
Issuance of common stock upon exercise of stock options	—	—	163	—	244	—	—	—	244
Stock-based compensation expense	—	—	—	—	1,358	192	—	—	1,550
Reclass upon forgiveness of note receivable from related party	—	—	—	—	(27)	27	—	—	—
Net loss	—	—	—	—	—	—	—	(18,362)	(18,362)

Balance at December 31, 2014	—	—	23,379	23	150,410	—	—	(96,621)	53,812
Issuance of common stock upon exercise of stock options	—	—	560	1	908	—	—	—	909
Issuance of common stock through employee stock purchase plan	—	—	53	—	811	—	—	—	811
Issuance of common stock upon exercise of warrants	—	—	48	—	69	—	—	—	69
Issuance of common stock for follow-on offering, net of issuance costs	—	—	4,119	4	96,388	—	—	—	96,392
Stock-based compensation expense	—	—	—	—	4,864	—	—	—	4,864
Unrealized gain on short-term investments	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	(26,634)	(26,634)

Balance at December 31, 2015	—	—	28,159	28	253,450	—	8	(123,255)	130,231
Issuance of common stock upon exercise of stock options	—	—	379	1	551	—	—	—	552
Issuance of common stock through employee stock purchase plan	—	—	135	—	1,414	—	—	—	1,414
Stock-based compensation expense	—	—	—	—	7,467	—	—	—	7,467
Unrealized loss on short-term investments	—	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	—	(25,222)	(25,222)

Balance at December 31, 2016	—	$—	28,673	$29	$262,882	$—	$(37)	$(148,477)	$114,397

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(25,222)	$(26,634)	$(18,362)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,166	826	635
Stock-based compensation expense	7,467	4,864	1,550
Amortization of net investment premium paid	148	682	112
Loss on sales of short-term investments	—	20	—
Change in fair value of convertible preferred stock warrants	—	—	198
Forgiveness of notes receivable from related party	—	—	100
Changes in operating assets and liabilities:
Accounts receivable, net	(2,953)	(3,131)	(4,137)
Inventory	(1,664)	(1,402)	(350)
Prepaid expenses and other assets	202	(544)	(708)
Accounts payable	1,180	(230)	645
Accrued compensation	564	4,503	2,130
Other current liabilities and deferred rent	(947)	959	233

Net cash used in operating activities	(20,059)	(20,087)	(17,954)
Investing activities:
Purchases of short-term investments	(153,919)	(184,672)	(35,152)
Sales of short-term investments	—	6,516	—
Maturities of short-term investments	149,131	123,011	—
Purchases of property and equipment	(2,069)	(1,524)	(367)

Net cash used in investing activities	(6,857)	(56,669)	(35,519)
Financing activities:
Proceeds from issuance of common stock	1,966	1,770	232
Repayments related to equipment loans	—	—	(1,365)
Repayments related to capital lease financing	—	—	(87)
Proceeds from public offering, net of issuance costs	—	96,392	55,802

Net cash provided by financing activities	1,966	98,162	54,582

Net (decrease) increase in cash and cash equivalents	(24,950)	21,406	1,109
Cash and cash equivalents:
Beginning of the period	34,809	13,403	12,294

End of the period	$9,859	$34,809	$13,403

Non-cash investing activities:
Lessor funded building improvements	$—	$40	$961
Property and equipment included in accounts payable	215	43	33
Supplemental cash flow information:
Interest paid	$—	$—	$53

See Accompanying Notes to Financial Statements

INTERSECT ENT, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

Description of Business

Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. The Company’s commercial products are the PROPEL and PROPEL Mini drug releasing implants for patients undergoing sinus surgery to treat chronic sinusitis. In February 2017, the Company received FDA approval for PROPEL Contour, a steroid releasing implant designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses, which we believe represents an opportunity for procedures to be performed in operating rooms or in the office setting of care.

Liquidity and Business Risks

As of December 31, 2016, the Company had cash, cash equivalents and short-term investments of $103.9 million, and an accumulated deficit of $148.5 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

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

Follow-on Offering

In June 2015, the Company completed its follow-on offering by issuing 4,119,300 shares of common stock, including 537,300 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares, at an offering price of $25.00 per share, for net proceeds of approximately $96.4 million, after deducting underwriting discounts and commissions of $6.2 million and offering expenses of $0.4 million.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation, the valuations of the convertible preferred stock warrant liability, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and short-term investments, available-for-sale. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1	—	Observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activities, which would require the Company to develop its own assumptions.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	December 31,
	2016				2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$5,222	$—	$—	$5,222	$2,702	$—	$—	$2,702
Money market funds	4,637	—	—	4,637	26,856	—	—	26,856
Corporate debt securities	—	51,738	—	51,738	—	57,517	—	57,517
Commercial paper	—	42,348	—	42,348	—	37,225	—	37,225

	$9,859	$94,086	$—	$103,945	$29,558	$94,742	$—	$124,300

Reported as:
Cash and cash equivalents				$9,859				$34,809
Short-term investments, available-for-sale				94,086				89,491

				$103,945				$124,300

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2016 and 2015.

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

The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings, as well as corporate debt or commercial paper issued by the highest quality financial and non-financial companies, and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded on the balance sheets. However, as of December 31, 2016 and 2015, the Company has limited its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated investments.

Allowance for Doubtful Accounts

The Company provides for uncollectible accounts receivable by recording an allowance for doubtful accounts for balances deemed uncollectible. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial downgrading of credit ratings), the Company records a specific allowance for bad debts against amounts due to reduce the carrying amount of accounts receivable to the amount it reasonably believes will be collected.

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

Inventory

Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis, or net realizable value. This requires the Company to make estimates regarding the recoverability of its inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on future demand for products within a specified time horizon, generally twelve months, product life cycles and any expiration of inventory prior to sale. Any inventory written down creates a new cost basis for the inventory value.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Any amortization of assets under capital leases is included in depreciation and amortization expense. Maintenance and repairs are charged to operations as incurred.

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

Convertible Preferred Stock Warrant Liability

For a warrant classified as a derivative liability, the fair value of that warrant was recorded on the balance sheet at the inception of such classification and adjusted to fair value at each financial reporting date. The changes in the fair value of the warrants were recorded in the statement of operations and comprehensive loss as a component of interest and other income or (expense), net, as appropriate. In connection with the Company’s IPO in July 2014, the warrants for convertible preferred stock were converted to warrants for common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.4 million to additional paid-in capital.

Revenue Recognition

Revenue is derived from the sale of PROPEL and PROPEL Mini to hospitals and ambulatory surgery centers almost entirely in the United States. The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or there is no further obligation, pricing is fixed or determinable and collection is reasonably assured. The Company must make assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. If collectability is not reasonably assured at the time of shipment, the Company defers revenue until such criteria have been met. In general, the Company’s standard terms and conditions of sale do not allow for product returns. The Company expenses shipping and handling costs as incurred and includes them in the cost of sales. In those cases where shipping and handling costs are billed to customers, the Company classifies the amounts billed as a component of revenue.

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

Common Stock Valuation and Stock-based Compensation

The Company maintains payment equity incentive plans to provide long-term incentives for employees, consultants and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $0.6 million, $0.3 million and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of stock options and warrants were antidilutive in those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in thousands):

	Fiscal Years Ended December 31,
	2016	2015	2014
Common stock warrants	—	—	66
Common stock options	3,585	2,946	2,458
ESPP shares	221	252	—

	3,806	3,198	2,524

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on short-term investments, available-for-sale.

Segment, Geographical and Customer Concentration

The Company has one operating segment. The Company’s assets and revenue are almost entirely based in the U.S. No single customer accounted for more than 10% of revenue during the years ended December 31, 2016, 2015 and 2014, and no single customer accounted for more than 10% of accounts receivable at December 31, 2016 and 2015.

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”). ASU 2016-9 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and an entity can now make an entity-wide election to either estimate the number of awards expected to vest or account for forfeitures when they occur. ASU 2016-9 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted in any interim or annual period and any adjustments should be reflected as of the beginning of the fiscal year. The adoption of ASU 2016-9 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) by one year, and is now effective for all entities for annual reporting periods beginning after December 15, 2017. Early adoption is now permitted only as of annual reporting periods beginning after December 15, 2016. ASU 2014-09, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In doing so, companies may need to use more judgment and make more estimates than under current guidance. These include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company plans to adopt ASU 2014-09 on January 1, 2018 using the cumulative effect transition method and has completed a preliminary evaluation of its potential impact. Based on this preliminary evaluation, the Company does not believe the adoption of ASC 2014-09 will have a material effect on the Company’s financial condition or results of operations. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires that, in connection with preparing financial statements for each annual and interim reporting period, the Company should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the date that the financial statements are available to be issued. If the Company identifies conditions or events that raise substantial doubt about its ability to continue as a going concern, the Company should disclose how its plans are intended to mitigate or alleviate those relevant conditions or events raising substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for all entities with annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 did not have a material impact on the Company’s financial condition or results of operations.

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	December 31,
	2016	2015
Accounts receivable	$14,583	$11,554
Allowance for doubtful accounts	(162)	(86)

	$14,421	$11,468

Inventory (in thousands):

	December 31,
	2016	2015
Raw materials	$778	$911
Work-in-process	247	187
Finished goods	4,588	2,851

	$5,613	$3,949

Property and Equipment (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$1,137	$632
Furniture and office equipment	423	417
Laboratory equipment	4,314	3,191
Leasehold improvements	1,618	1,256

	7,492	5,496
Less: accumulated depreciation and amortization	(3,365)	(2,313)

	$4,127	$3,183

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	December 31,
	2016				2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$5,222	$—	$—	$5,222	$2,702	$—	$—	$2,702
Money market funds	4,637	—	—	4,637	26,856	—	—	26,856
Corporate debt securities	51,761	3	(26)	51,738	57,546	—	(29)	57,517
Commercial paper	42,362	6	(20)	42,348	37,188	37	—	37,225

	$103,982	$9	$(46)	$103,945	$124,292	$37	$(29)	$124,300

Reported as:
Cash and cash equivalents				$9,859				$34,809
Short-term investments, available-for-sale				94,086				89,491

				$103,945				$124,300

Management has the intent and ability, if necessary, to liquidate any of the Company’s investments in order to meet the Company’s liquidity needs in the next twelve months. Accordingly, investments with contractual maturities greater than one year from the date of purchase, if any, are available-for-sale and classified as short-term on the accompanying balance sheets. As of December 31, 2016 and 2015, the Company had no investments with a maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the years ended December 31, 2016, 2015 and 2014. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

2014 Equity Incentive Plan

In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”). The 2014 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the 2013 Equity Incentive Plan (the “2013 Plan”). Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 4,750,000 shares of common stock were initially reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2014 Plan is 10.0 million. Incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. Options granted to a 10% stockholder shall be at no less than 110% of the fair value and ISO stock option grants to such 10% stockholders expire five years from the date of grant. ISOs granted under the 2014 Plan generally vest 25% after the completion of twelve months of service and the balance vests in equal monthly installments over the next 36 months of service and expire 10 years from the grant date, unless subject to provisions regarding 10% stockholders. NSOs vest per the specific agreement and expire 10 years from the date of grant. New shares are issued upon exercise of options under the stock plan. On January 1, 2016, the total number of shares of common stock reserved for issuance increased by 844,774 shares to 6,296,102 shares.

2013 Equity Incentive Plan

The Company ceased making awards under the 2013 Plan upon the effective date of the Company’s IPO. Under the 2013 Plan approved by the Company’s Board of Directors in September 2013, shares of common stock were reserved for the issuance of ISOs, NSOs, stock bonuses and rights to acquire restricted stock to employees, officers, directors and consultants of the Company. Options outstanding under the 2013 Plan will expire upon forfeiture. As of December 31, 2016, 0.4 million options were outstanding under the 2013 Plan.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except price data):

	Fiscal Years Ended December 31,
	2016		2015		2014
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	2,946	$12.24	2,458	$4.84	1,928	$1.08
Granted	1,439	17.94	1,181	22.90	819	12.88
Exercised	(379)	1.46	(560)	1.59	(163)	1.42
Forfeited	(378)	21.17	(85)	20.27	(126)	3.86
Expired	(43)	5.50	(48)	5.58	—	—

Outstanding, end of period	3,585	14.81	2,946	12.24	2,458	4.84

Vested and expected to vest	3,447	14.68	2,853	11.84	2,338	4.67

Exercisable	1,849	11.33	1,547	6.35	1,612	2.66

As of December 31, 2016, the aggregate pre-tax intrinsic value of options outstanding was $8.9 million and options outstanding and exercisable was $8.4 million, the weighted average remaining contractual term of options outstanding were 8.0 years and options outstanding and exercisable were 7.3 years. The aggregate pre-tax intrinsic value of options exercised was $5.5 million, $12.7 million and $1.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In March 2015, the Company approved the implementation of the 2014 ESPP to begin in May 2015. During each of the years ended December 31, 2016 and 2015, 0.1 million shares were issued.

Common Stock Warrant

In May 2015, warrants issued in connection with the purchase of three sinus irrigation tool patents from Medilyfe Inc. in March 2009 were fully exercised for 43,750 shares of the Company’s common stock at $1.00 per share .

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

7.	Stock-Based Compensation Expense

Total stock-based compensation expense recognized is as follows (in thousands):

	Fiscal Years Ended
	December 31,
	2016	2015	2014
Cost of sales	$476	$280	$49
Selling, general and administrative	5,657	3,837	1,361
Research and development	1,335	747	140

	$7,468	$4,864	$1,550

As of December 31, 2016, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2020 related to unvested employee stock-based payment awards was $14.3 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

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

As stock-based compensation expense is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Potential forfeitures are estimated based on the Company’s historical forfeiture experience and an analysis of similar companies. To the extent actual forfeitures differ from the estimates, the Company records the difference as a cumulative adjustment in the period that any estimate is revised.

The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Fiscal Years Ended December 31,
	2016	2015	2014
Expected term (years)	6.0	6.0	6.0
Expected volatility	44%	48%	56%
Risk-free interest rate	1.5%	1.6%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value	$7.83	$10.66	$6.80

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Fiscal Years Ended December 31,
	2016	2015
Expected term (years)	1.3	1.3
Expected volatility	48%	38%
Risk-free interest rate	0.7%	0.4%
Dividend yield	0.0%	0.0%
Weighted average fair value	$4.46	$7.29

Option Modification

In April 2013, options held by the President and Chief Executive Officer, Ms. Earnhardt, a related party, were modified to permit exercise with promissory notes of up to $0.5 million. Under the terms of the notes, one quarter of the principal and interest was to be forgiven on each anniversary date of the note as long as

Ms. Earnhardt remains the Company’s Chief Executive Officer. In addition, the entire principal and interest of the notes was to be forgiven on the earlier of an initial public offering or the closing of a liquidation event (as defined in the certificate of incorporation), in each case where total proceeds payable to the Company or its stockholders is greater than $200.0 million. The Company had the option to accelerate the maturity date if, at the Company’s reasonable discretion, such acceleration may be necessary due to any applicable law, rule or regulation, including, without limitation, the Sarbanes-Oxley Act of 2002. The economic effect of the modification was equivalent to converting options to purchase 0.6 million shares to a grant of restricted stock with four-year vesting and a contingent vesting acceleration provision. The incremental cost of the modification was $0.3 million, of which $50,000 and $0.2 million was recognized during the years ended December 31, 2015 and 2014, respectively.

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

Contingencies

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such amounts can be reasonably estimated.

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

Building Lease

As of December 31, 2016, the Company has one leased facility under an operating lease agreement entered into in March 2012. In December 2014, the operating lease agreement was amended for an additional 17,900 square feet for a total of 50,400 square feet and the expiration was extended to May 31, 2020. Rental payments are charged to expense on a straight-line basis over the period of the lease. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes a renewal provision allowing the Company to extend this lease for an additional three years at 95% of the then-current fair market rental rate. Because of the terms of the amended lease agreement, the Company is the deemed owner, for accounting purposes only, of the building improvements. Accordingly, the Company recorded an asset of $1.0 million, representing the total costs of the building improvements payable by the lessor, the legal owner of the building, with a corresponding offset recorded as deferred rent. The building improvements are being amortized over the life of the lease.

Future minimum annual operating lease payments are as follows (in thousands):

Fiscal Years Ending December 31,	December 31, 2016
2017	$1,536
2018	1,580
2019	1,625
2020	685

$5,426

Rent expense was $2.0 million, $1.9 million and $1.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Purchase Commitments

As of December 31, 2016, the Company had commitments to suppliers for purchases totaling $1.9 million.

9.	Employee Retirement Plan

In January 2007, the Company established a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary profit sharing contribution to each eligible employee, subject to limits specified by the IRC, on an annual basis, provided the employee is employed with the Company on the last day of the plan year which is December 31. In addition, the Company may also make matching contributions of up to 3% of an employee’s eligible compensation. The Company’s contributions will vest 25% per year over four years. In January 2015, the Company approved the implementation of matching contributions to begin in April 2015. Total matching contributions were $0.3 million and $0.2 million during the years ended December 31, 2016 and 2015, respectively.

10.	Income Taxes

The Company has a history of losses and therefore has made no provision for income taxes.

The amount computed by applying the federal statutory rate to loss before income taxes reconciles to the provision for income taxes is as follows (in thousands):

	Fiscal Years Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	$(8,575)	$(9,056)	$(6,243)
State tax, net of federal benefit	(1,210)	(589)	(1,264)
Permanent items	844	675	527
R&D tax credit	(536)	(559)	(315)
Change in valuation allowance	9,477	9,529	7,295

	$—	$—	$—

Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$46,478	$40,136
R&D tax credit	4,612	3,691
Accruals and other	7,456	5,296

	58,546	49,123
Deferred tax liabilities:
Depreciation and amortization	(337)	(391)

	(337)	(391)

Net deferred tax assets:	58,209	48,732
Valuation allowance	(58,209)	(48,732)

	$—	$—

Deferred income taxes reflect the tax effects of net operating loss (“NOL”) and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until the Company has sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.5 million during each of the years ended December 31, 2016 and 2015.

As of December 31,2016, the Company has federal and state net operating loss carryforwards of $4.1 million and $0.4 million, respectively, related to excess stock-based compensation, and accordingly no deferred tax asset is recognized for such amounts. Any deferred tax asset recognized on adoption of ASU 2016-09 related to excess stock-based compensation, net of any applicable valuation allowance, will be recorded to accumulated deficit as of the date of adoption. As of December 31, 2016, the Company’s federal NOL carryforwards of $132.4 million will expire at various dates beginning in 2023, if not utilized, and federal research and development tax credits of $3.6 million will begin to expire in 2023. In addition, NOL carryforwards for state income tax purposes of $56.5 million will begin to expire in 2017 and state research and development tax credits of $3.2 million do not expire.

Utilization of the NOL carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the NOL before utilization.

The Company had unrecognized tax benefits of $1.4 million and $1.1 million as of December 31, 2016 and 2015, respectively, all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at December 31, 2016.

A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2016	2015	2014
Beginning of year	$1,094	$861	$715
Additions for tax positions related to:
Current year	294	227	140
Prior years	(14)	6	6

End of year	$1,374	$1,094	$861

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next twelve months for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S. federal and various state jurisdictions. Tax years beginning in 2004 through 2016 remain open to examination by the major taxing authorities to which the Company is subject to. The Company’s policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in its statements of operations and comprehensive loss. The Company has not recorded any interest expense or penalties associated with unrecognized tax benefits.

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

	Fiscal Years Ended December 31,
	2016				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$16,692	$19,317	$18,468	$24,231	$13,372	$15,198	$14,232	$18,791
Cost of sales	3,210	3,117	2,788	3,888	2,792	2,904	2,877	3,715

Gross profit	13,482	16,200	15,680	20,343	10,580	12,294	11,355	15,076
Gross margin	81%	84%	85%	84%	79%	81%	80%	80%
Operating expenses:
Sales, general and administrative	17,393	17,795	17,905	19,833	12,620	14,117	16,420	16,480
Research and development	4,495	4,588	4,237	5,570	3,326	4,038	4,799	4,445

Total operating expenses	21,888	22,383	22,142	25,403	15,946	18,155	21,219	20,925

Loss from operations	(8,406)	(6,183)	(6,462)	(5,060)	(5,366)	(5,861)	(9,864)	(5,849)
Interest and other income, net	185	224	236	244	28	48	126	104

Net loss	$(8,221)	$(5,959)	$(6,226)	$(4,816)	$(5,338)	$(5,813)	$(9,738)	$(5,745)

Basic and diluted net loss per share	$(0.29)	$(0.21)	$(0.22)	$(0.17)	$(0.23)	$(0.23)	$(0.35)	$(0.20)

Shares used to compute basic and diluted net loss per share	28,207	28,379	28,479	28,610	23,488	25,015	27,979	28,084

INTERSECT ENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Fiscal Years Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts:
Beginning	$86	$—	$—
Charges	155	92	—
Write-offs	(79)	(6)	—

Ending	$162	$86	$—

EXHIBIT INDEX

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws.	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-196974	4.1	7/14/2014

10.1**	Form of Indemnity Agreement between the Registrant and its directors and officers.	S-1	333-196974	10.1	7/9/2014

10.2**	2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-196974	10.2	7/14/2014

10.3**	2013 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-196974	10.3	7/9/2014

10.4**	2014 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1	333-196974	10.4	7/14/2014

10.5**	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan.	8-K	001-36545	10.2	1/20/2017

10.6**	2014 Employee Stock Purchase Plan.	S-1	333-196974	10.5	7/14/2014

10.7	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the registrant and certain of its stockholders.	S-1	333-196974	10.6	6/23/2014

10.8	Lease by and between the registrant and Menlo Business Park, LLC, dated as of March 2, 2012.	S-1	333-196974	10.7	6/23/2014

10.9	First Amendment to Lease by and between the registrant and Menlo Prepi I, LLC, dated as of December 17, 2014	8-K	001-36545	10.1	12/18/2014

10.10**	2017 Compensation Arrangements with Named Executive Officers.	8-K	001-36545	10.1	1/20/2017

10.11**	Offer Letter by and between the registrant and Lisa D. Earnhardt, dated as of January 28, 2008, as amended.	S-1	333-196974	10.8	6/23/2014

10.12**	Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of May 15, 2014.	S-1	333-196974	10.10	6/23/2014

10.13**	Offer Letter by and between the registrant and Richard E. Kaufman, dated as of December 6, 2006, as amended.	S-1	333-196974	10.11	6/23/2014

10.14**	Offer Letter by and between the registrant and James W. Stambaugh, dated as of September 15, 2006, as amended.	S-1	333-196974	10.12	6/23/2014

10.15**	Amendment to Offer Letter by and between the registrant and Lisa D. Earnhardt, dated as of January 26, 2015.	10-Q	001-36545	10.2	5/11/2015

10.16**	Amendment to Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of January 26, 2015.	10-Q	001-36545	10.3	5/11/2015

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

10.17**	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of January 26, 2015.	10-Q	001-36545	10.4	5/11/2015

10.18**	Amendment to Offer Letter by and between the registrant and James W. Stambaugh, dated as of January 28, 2015.	10-Q	001-36545	10.5	5/11/2015

10.19**	Offer Letter by and between the registrant and Charles S. McKhann, dated as of January 21, 2015.	10-Q	001-36545	10.7	5/11/2015

10.20**	Offer Letter by and between the registrant and David A. Lehman, dated as of February 8, 2016.	10-Q	001-36545	10.2	5/9/2016

10.21**	Amendment to Offer Letter by and between the registrant and Charles S. McKhann, dated as of March 16, 2016.	10-Q	001-36545	10.3	5/9/2016

10.22**	Offer Letter by and between the registrant and Gwen R. Carscadden, dated as of May 30, 2016.	10-Q	001-36545	10.1	8/8/2016

10.23**	Non-Employee Director Compensation Policy.	8-K	001-36545	10.1	4/10/2015

10.24	Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of August 30, 2013.	S-1	333-196974	10.15	6/23/2014

10.25#	Supply Agreement by and between the registrant and HOVIONE Inter Ltd, dated as of April 14, 2014.	S-1	333-196974	10.16	6/23/2014

10.26#	Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of Supply January 28, 2014.	S-1	333-196974	10.17	6/23/2014

10.27#	Amendment No. 1 to Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of February 22, 2016.	10-Q	001-36545	10.4	5/9/2016

10.28#	Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of November 14, 2013.	S-1	333-196974	10.18	6/23/2014

10.29#	Amendment No. 1 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of October 7, 2015.	10-K	001-36545	10.26	2/25/2016

10.30#	Amendment No. 2 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of August 17, 2016.

10.31†	Master Services Agreement by and between the registrant and Polymer Solutions Corporation, dated as of April 9, 2014.	S-1	333-196974	10.20	6/23/2014

10.32#	Master Services Agreement by and between the registrant and Polymer Solutions Incorporated, dated as of April 1, 2016.	10-Q	001-36545	10.5	5/9/2016

10.33#	Analytical Testing Partnership Program 2016-2017 by and between the registrant and Exova Group Limited, dated as of October 6, 2015.	10-K	001-36545	10.28	2/25/2016

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Management compensatory contract or arrangement.
#	Confidential Treatment Granted.
†	Confidential Treatment Requested.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.