Form 10-Q
period 2017-03-31
Intersect ENT, Inc.
filed 2017-05-05
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding as of April 30, 2017 were 28,772,570.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$10,639	$9,859
Short-term investments, available-for-sale	87,725	94,086
Accounts receivable, net	12,328	14,421
Inventory	7,099	5,613
Prepaid expenses and other current assets	1,389	1,313

Total current assets	119,180	125,292
Property and equipment, net	4,188	4,127
Other non-current assets	308	358

Total assets	$123,676	$129,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,289	$3,267
Accrued compensation	9,323	10,152
Other current liabilities	978	945

Total current liabilities	12,590	14,364
Deferred rent	925	1,016

Total liabilities	13,515	15,380
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares: 10,000 at March 31, 2017 and December 31, 2016; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000 at March 31, 2017 and December 31, 2016; Issued and outstanding shares: 28,758 at March 31, 2017 and 28,673 at December 31, 2016	29	29
Additional paid-in capital	265,322	262,882
Accumulated other comprehensive loss	(32)	(37)
Accumulated deficit	(155,158)	(148,477)

Total stockholders’ equity	110,161	114,397

Total liabilities and stockholders’ equity	$123,676	$129,777

(1)	Amounts have been derived from the December 31, 2016 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$20,474	$16,692
Cost of sales	2,884	3,210

Gross profit	17,590	13,482
Operating expenses:
Selling, general and administrative	20,319	17,393
Research and development	4,220	4,495

Total operating expenses	24,539	21,888

Loss from operations	(6,949)	(8,406)
Interest income and other, net	268	185

Net loss	(6,681)	(8,221)
Other comprehensive income:
Unrealized gain on short-term investments	5	97

Comprehensive loss	$(6,676)	$(8,124)

Net loss per share, basic and diluted	$(0.23)	$(0.29)

Weighted average common shares used to compute net loss per share, basic and diluted	28,708	28,207

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net loss	$(6,681)	$(8,221)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	328	261
Stock-based compensation expense	2,303	1,887
Amortization of net investment premium paid	4	117
Changes in operating assets and liabilities:
Accounts receivable, net	2,093	2,001
Inventory	(1,486)	(984)
Prepaid expenses and other assets	(75)	(285)
Accounts payable	(863)	989
Accrued compensation	(829)	(2,524)
Other current liabilities and deferred rent	(58)	(208)

Net cash used in operating activities	(5,264)	(6,967)
Investing activities:
Purchases of short-term investments	(22,174)	(41,673)
Maturities of short-term investments	28,536	52,099
Purchases of property and equipment	(454)	(508)

Net cash provided by investing activities	5,908	9,918
Financing activities:
Proceeds from issuance of common stock	136	200

Net cash provided by financing activities	136	200

Net increase in cash and cash equivalents	780	3,151
Cash and cash equivalents:
Beginning of the period	9,859	34,809

End of the period	$10,639	$37,960

Non-cash investing activities:
Property and equipment included in accounts payable	101	—

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Description of Business

Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. The Company’s approved and in-development products are steroid releasing implants designed to treat the spectrum of needs among patients who are managed by ear, nose and throat (“ENT”) physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. The Company’s current commercial products comprise the PROPEL® family of products, which are PROPEL®, PROPEL® Mini and PROPEL® Contour. The Company has completed numerous clinical studies showing the efficacy of these products and the PROPEL family of products have been used to treat over 150,000 patients to-date. PROPEL, PROPEL Mini and PROPEL Contour each have been approved by the U.S. Food and Drug Administration (“FDA”). The PROPEL family of products are used predominantly in hospitals and ambulatory surgical settings, although they may also be used in the physician office setting of care. PROPEL Contour in particular facilitates use in the office given its smaller size. In addition to these commercial products, the Company is seeking approval of another steroid releasing implant, the RESOLVE product, designed for use in the physician’s office for treatment of patients who have had sinus surgery but continue to suffer from symptoms of chronic sinusitis. To seek FDA approval to market RESOLVE, the Company submitted a New Drug Application (“NDA”) for RESOLVE in March 2017.

Liquidity and Business Risks

As of March 31, 2017, the Company had cash, cash equivalents and short-term investments of $98.4 million, and an accumulated deficit of $155.2 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of March 31, 2017, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2016 filed with the SEC on February 28, 2017.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Recent Accounting Pronouncements

There have been no significant changes to the recent accounting pronouncements during the three months ended March 31, 2017, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, except as described below.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”). ASU 2016-9 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and an entity can now make an entity-wide election to either estimate the number of awards expected to vest or account for forfeitures when they occur. ASU 2016-9 was effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU 2016-9 did not have a material impact on the Company’s financial condition or results of operations.

3. Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	March 31,	December 31,
	2017	2016
Accounts receivable	$12,522	$14,583
Allowance for doubtful accounts	(194)	(162)

	$12,328	$14,421

Inventory (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$1,036	$778
Work-in-process	240	247
Finished goods	5,823	4,588

	$7,099	$5,613

4. Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments (available-for-sale), by type of instrument (in thousands):

	March 31,				December 31,
	2017				2016
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$4,403	$—	$—	$4,403	$5,222	$—	$—	$5,222
Money market funds	6,236	—	—	6,236	4,637	—	—	4,637
Corporate debt securities	61,578	1	(30)	61,549	51,761	3	(26)	51,738
Commercial paper	26,179	1	(4)	26,176	42,362	6	(20)	42,348

	$98,396	$2	$(34)	$98,364	$103,982	$9	$(46)	$103,945

Reported as:
Cash and cash equivalents				$10,639				$9,859
Short-term investments, available-for-sale				87,725				94,086

				$98,364				$103,945

As of March 31, 2017 and December 31, 2016, the Company had no investments with a contractual maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2017 and year ended December 31, 2016. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Level 1 –	Observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 –	Other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data.

Level 3 –	Unobservable inputs that are supported by little or no market activities, which would require the Company to develop its own assumptions.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments (available-for-sale), by type of instrument measured at fair value on a recurring basis (in thousands):

	March 31,				December 31,
	2017				2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$4,403	$—	$—	$4,403	$5,222	$—	$—	$5,222
Money market funds	6,236	—	—	6,236	4,637	—	—	4,637
Corporate debt securities	—	61,549	—	61,549	—	51,738	—	51,738
Commercial paper	—	26,176	—	26,176	—	42,348	—	42,348

	$10,639	$87,725	$—	$98,364	$9,859	$94,086	$—	$103,945

Reported as:
Cash and cash equivalents				$10,639				$9,859
Short-term investments, available-for-sale				87,725				94,086

				$98,364				$103,945

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2017 and year ended December 31, 2016.

6. Stock-based Compensation Expense

2014 Equity Incentive Plan

In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective upon the Company’s IPO. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2017, the total number of shares of common stock reserved for issuance increased by 860,019 shares to 7,156,121 shares. The 2014 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. In January 2017, the Company began issuing restricted stock units (“RSUs”). The RSUs generally vest annually over three years.

A summary of the Company’s stock option activity and related information (options in thousands):

	Three Months Ended
	March 31, 2017
		Weighted Average
	Options	Exercise Price
Outstanding, beginning of period	3,585	$14.81
Granted	1,021	13.06
Exercised	(86)	1.59
Forfeited	(89)	19.73
Expired	(4)	2.67

Outstanding, end of period	4,427	14.57

Vested and expected to vest	4,424	14.58

Exercisable	1,958	12.33

As of March 31, 2017, the aggregate pre-tax intrinsic value of options outstanding was $18.3 million and options outstanding and exercisable was $12.8 million, the weighted-average remaining contractual term of options outstanding was 8.2 years and options outstanding and exercisable was 7.2 years. The aggregate pre-tax intrinsic value of options exercised was $1.1 million and $2.0 million during the three months ended March 31, 2017 and 2016, respectively.

A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Three Months Ended
	March 31, 2017
		Weighted Average
	RSUs	Fair Value
Outstanding, beginning of period	—	$—
Awarded	273	13.05
Vested	—	—
Forfeited	(2)	13.05

Outstanding, end of period	271	13.05

As of March 31, 2017, the aggregate pre-tax intrinsic value of RSUs outstanding was $4.7 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 2.9 years.

Total stock-based compensation expense by security type (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stock options (including ESPP)	$2,079	$1,887
RSUs	224	—

	$2,303	$1,887

Total stock-based compensation expense as it related to the Company’s condensed statements of operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of sales	$219	$170
Selling, general and administrative	1,698	1,428
Research and development	386	289

	$2,303	$1,887

As of March 31, 2017, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2021 related to unvested employee stock-based payment awards was $22.0 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended
	March 31,
	2017	2016
Expected term (years)	6.0	6.0
Expected volatility	45%	44%
Risk-free interest rate	2.1%	1.6%
Dividend yield	0.0%	0.0%
Weighted average fair value	$5.90	$8.23

The fair value of RSUs are estimated using the Company’s stock price on the grant date.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. No shares were issued during the three months ended March 31, 2017 and 2016.

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended
	March 31,
	2017	2016
Expected term (years)	1.3	1.3
Expected volatility	48%	47%
Risk-free interest rate	0.7%	0.6%
Dividend yield	0.0%	0.0%
Weighted average fair value	$4.46	$6.28

7. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive securities were antidilutive in those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2017	2016
Common stock options	4,427	3,845
RSUs	271	—
ESPP shares	221	252

	4,919	4,097

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. All forward-looking statements are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed financial statements, related notes and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed financial statements and the related notes that appear elsewhere in this report, as well as our financial statements and related notes included in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on February 28, 2017.

When we refer to “we,” “our,” “us” or “Intersect ENT” in this Quarterly Report on Form 10-Q, we mean Intersect ENT, Inc., unless otherwise expressly stated or the context otherwise requires.

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. Our approved and in-development products are steroid releasing implants designed to treat the spectrum of needs among patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Our current commercial products comprise the PROPEL® family of products, which are PROPEL®, PROPEL® Mini, and most recently, PROPEL® Contour, which we received approval to market from the U.S. Food and Drug Administration, or FDA, in February 2017.

Our PROPEL family of steroid releasing implants are the first and only dissolvable steroid releasing implants approved by the FDA. Clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery, PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, then dissolve. PROPEL’s safety and effectiveness is supported by Level 1-A clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby lessening the need for postoperative oral steroids and repeat surgical interventions. More than 150,000 patients have been treated with PROPEL products to-date. The PROPEL family of products are used today predominantly in hospitals and ambulatory surgical settings, although they may also be used in the physician office setting of care. Our current efforts to build our business focus on marketing the PROPEL family of products and on advancing FDA approval of RESOLVE:

•	PROPEL has been proven in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% reduction in the need for postoperative oral steroid and surgical intervention. A physician may treat a patient with PROPEL by inserting it into the ethmoid sinuses. PROPEL is a self-expanding implant designed to conform to and hold open the surgically enlarged sinus while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days before being fully absorbed into the body.

•	PROPEL Mini has also been shown by our clinical studies to reduce the need for postoperative interventions, including a reduction in the need for postoperative interventions in the frontal sinus by 38%, compared to surgery alone with standard post-operative care. PROPEL Mini is a smaller version of PROPEL, and is approved for use both in the ethmoid and frontal sinuses. PROPEL Mini is preferentially used by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures.

•	PROPEL Contour is designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses in procedures performed in both the operating room and in the office setting of care. PROPEL Contour’s lower profile, hourglass shape and malleable delivery system are designed for use in narrow hard to access sinus ostia which especially facilitates procedures performed in the office setting of care. In PROPEL Contour’s final pivotal clinical study, the product demonstrated a 65% relative reduction in the need for postoperative interventions compared to surgery alone with standard post-operative care.

•

RESOLVE is designed to provide a less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The RESOLVE implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed four studies of RESOLVE in a total of 417 patients. In October 2016, we announced the results of RESOLVE II, a phase III trial of 300 patients to assess the safety and efficacy of the product. The RESOLVE II clinical study met both primary efficacy endpoints, reduction in nasal congestion and polyp burden. In March 2017, we submitted a New Drug Application to seek regulatory approval from the FDA to market our RESOLVE product.

We have expanded our sales organization and we intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We seek to grow our revenue by increasing the frequency of use of our products among current physician customers and by adding new physician users.

Components of Our Results of Operations

Revenue

All of our revenue is currently derived from sales of our PROPEL family of products. We expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts and increase the awareness of our products. We also expect our revenue to fluctuate from quarter to quarter due to a variety of factors. In the first quarter, demand for our products may be impacted by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay or decline elective procedures such as functional endoscopic sinus surgery, or FESS. In the second quarter, demand may be impacted by the seasonal nature of allergies, the resultant onset of sinus-related symptoms and the growth of high deductible insurance plans which may cause patients to delay or decline elective surgery until their deductible is met later in the year. In the third quarter, the number of FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be higher due to the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans.

When our PROPEL family of products are used in the operating room of a hospital or ambulatory surgery center, which accounts for the majority of product use, the products are commonly treated as general supplies utilized in sinus surgery and the cost is included in payment to the facility for the FESS procedure. Healthcare Common Procedure Coding System, or HCPCS, codes exist for cost-reporting of our products to payors to ensure appropriate future rate-setting. To facilitate reimbursement of our products when used in the office setting, some existing procedure codes may apply and if used in a standalone procedure, the American Medical Association, or AMA has assigned a Category III Current Procedure Terminology, or CPT, code. In addition, our products have been assigned a HCPCS code, S1090, by the Centers for Medicare & Medicaid Services, or CMS. To strengthen reimbursement in the future, we are seeking to upgrade to permanent billing codes including Category I CPT codes and J codes. However, we believe the reimbursement coverage policies established by commercial payors greatly impact expansion of access to our products, especially in the physician office setting. On November 1, 2016, CMS released the 2017 Medicare Hospital Outpatient Final Rule, effective January 1, 2017, which implements a comprehensive ambulatory payment classification, or APC, for hospitals. This ruling covers upper airway procedures performed in the hospital, including sinus surgery, with reimbursement per case set at a fixed amount which is approximately 40-50% below the prior average reimbursement amount. Some commercial payors may use Medicare rates as a reference for facility contract negotiations. If, as a result of this CMS ruling hospitals are unable to receive adequate reimbursement to support the use of our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

Our revenue is almost entirely based in the U.S. and no single customer accounted for more than 10% of our revenue during the three months ended March 31, 2017 and 2016.

Cost of Sales and Gross Profit

We manufacture our PROPEL family of products at our facility in Menlo Park, California. Cost of sales consists primarily of manufacturing overhead costs, material costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and management. We expect overhead costs as a percentage of revenue to become less significant as our production volume increases. We expect cost of sales to increase in absolute dollars primarily as, and to the extent, our revenue grows.

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

There have been no significant changes to our significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

See Note 2 of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the three months ended March 31, 2017.

Results of Operations

	Three Months Ended
	March 31,
	2017	2016
(in thousands, except percentages)
Revenue	$20,474	$16,692
Cost of sales	2,884	3,210

Gross profit	17,590	13,482
Gross margin	86%	81%
Operating expenses:
Selling, general and administrative	20,319	17,393
Research and development	4,220	4,495

Total operating expenses	24,539	21,888

Loss from operations	(6,949)	(8,406)
Interest income and other, net	268	185

Net loss	$(6,681)	$(8,221)

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

Revenue increased $3.8 million, or 23%, to $20.5 million during the three months ended March 31, 2017, compared to $16.7 million during the three months ended March 31, 2016. The growth in revenue was attributable to the initial sales of PROPEL Contour which was approved by the FDA in February 2017, an increase in unit sales of our PROPEL family of products driven by an expansion of our sales, marketing and reimbursement organizations and a price increase.

Cost of Sales and Gross Margin

Cost of sales decreased $0.3 million, or 10%, to $2.9 million during the three months ended March 31, 2017, compared to $3.2 million during the three months ended March 31, 2016. The decrease in cost of sales was primarily attributable to initial sales of PROPEL Contour which was manufactured prior to FDA approval in the fourth quarter of 2016 and therefore expensed at that time, reduced per unit overhead costs and ongoing increases in manufacturing efficiency.

Gross margin for the three months ended March 31, 2017, increased to 86%, compared to 81% for the three months ended March 31, 2016. The increase in gross margin was due to several factors including the growth in unit volume which allowed us to spread our manufacturing overhead costs over more production units, an increase in our average selling price and the sales of PROPEL Contour which was manufactured prior to FDA approval in the fourth quarter of 2016, and therefore expensed at that time and accounted for 1% of the gross margin increase this quarter.

Selling, General and Administrative Expenses

SG&A expenses increased $2.9 million, or 17%, to $20.3 million during the three months ended March 31, 2017, compared to $17.4 million during the three months ended March 31, 2016. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of our PROPEL family of products, including PROPEL Contour which was approved by the FDA in February 2017.

The primary component of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $2.7 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, as we increased headcount to 154 as of March 31, 2017, compared to 126 as of March 31, 2016, and personnel costs. In addition, other SG&A expenses increased $0.2 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to an increase in headcount.

Research and Development Expenses

R&D expenses decreased $0.3 million, or 6%, to $4.2 million during the three months ended March 31, 2017, compared to $4.5 million during the three months ended March 31, 2016. The decrease in R&D expenses was due to a decrease in clinical trial costs, partially offset by an increase in personnel costs as we increased headcount.

Interest Income and Other, Net

Interest income and other, net, increased $0.1 million to $0.3 million during the three months ended March 31, 2017, compared to $0.2 million during the three months ended March 31, 2016. The increase in interest income and other, net, was primarily attributable to higher interest rates.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had cash, cash equivalents and short-term investments of $98.4 million and an accumulated deficit of $155.2 million, compared to cash, cash equivalents and short-term investments of $103.9 million and an accumulated deficit of $148.5 million as of December 31, 2016.

Cash Flows

	Three Months Ended
	March 31,
	2017	2016
(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,264)	$(6,967)
Investing activities	5,908	9,918
Financing activities	136	200

Net increase in cash and cash equivalents	$780	$3,151

Net Cash Used in Operating Activities

During the three months ended March 31, 2017, net cash used in operating activities was $5.3 million, consisting primarily of a net loss of $6.7 million and an increase in net operating assets of $1.2 million, partially offset by non-cash charges of $2.6 million. The cash used in operations was primarily due to the ongoing commercialization of our PROPEL family of products, including PROPEL Contour which was approved by the FDA in February 2017. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to an increase in inventory, a decrease in accounts payable and the payment of accrued year-end bonuses, partially offset by a decrease in accounts receivable.

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

Net Cash Provided by Investing Activities

During the three months ended March 31, 2017, net cash provided by investing activities was $5.9 million, consisting primarily of net maturities of short-term investments, available-for-sale, of $6.4 million, partially offset by purchases of property and equipment of $0.5 million.

During the three months ended March 31, 2016, net cash provided by investing activities was $9.9 million, consisting primarily of net maturities of short-term investments, available-for-sale, of $10.4 million, partially offset by purchases of property and equipment of $0.5 million.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2017, net cash provided by financing activities was $0.1 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

During the three months ended March 31, 2016, net cash provided by financing activities was $0.2 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of March 31, 2017, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2016, were $7.4 million, as reported in our Annual Report. Our contractual obligations as of March 31, 2017, have not significantly changed from December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of March 31, 2017, we had cash, cash equivalents and short-term investments of $98.4 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at March 31, 2017 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of March 31, 2017, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States. No single customer represented more than 10% of our accounts receivable as of March 31, 2017 and December 31, 2016.

Foreign Currency Risk

Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. We had a net loss of $6.7 million for the three months ended March 31, 2017, and $25.2 million and $26.6 million for the years ended December 31, 2016 and 2015, respectively. As of March 31, 2017, we had an accumulated deficit of $155.2 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

All of our revenue has been generated from our PROPEL family of steroid releasing implants. We are completely dependent on the success of these products and if these products fail to continue to experience expanded adoption, our business will suffer.

We started selling PROPEL in August 2011, PROPEL Mini in November 2012 and PROPEL Contour in February 2017. We expect that sales of these products, and potentially, our RESOLVE product – if approved by the FDA and introduced by us, will account for substantially all of our revenue for the foreseeable future. Our ability to become profitable will depend upon the commercial success of these products. We market these products primarily to ear, nose and throat, or ENT, physicians who may be slow, or fail to adopt our products or who may use our products in only a small percentage of their patients undergoing sinus surgery for a variety of reasons, including, among others:

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula, known as the sustainable growth rate, or SGR, methodology, resulted in lower payment, Congress, on several occasions, passed legislation to temporarily prevent the reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law. MACRA permanently reforms Medicare payment policy for physician services by repealing the SGR methodology, establishing a period of stable physician fee schedule updates and then linking updates to participation in either a new Merit-based Incentive Payment System, or MIPS, or based on participation in qualified Alternative Payment Models, or APMs, (collectively referred to as the “Quality Payment Program”). The Centers for Medicare & Medicaid Services, or CMS, finalized MACRA’s Quality Payment Program in 2016, though policies may continue to evolve. On November 1, 2016, the CMS released the 2017 Medicare Hospital Outpatient Final Rule, effective January 1, 2017, which implements a comprehensive Ambulatory Payment Classification, or APC, for hospitals. This ruling covers upper airway procedures performed in the hospital, including sinus surgery, with reimbursement per case set at a fixed amount approximately 40-50% below the prior average reimbursement amount for the procedure. Some commercial payors may use Medicare rates as a reference for facility contract negotiations. If, as a result of this CMS ruling, hospitals are unable to receive adequate reimbursement to support the use of our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. We cannot predict how pending and future healthcare legislation and regulations will impact our business and any changes that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

To facilitate reimbursement of our products when used in the office setting of care, our products have been assigned both a Category III Current Procedure Terminology, or CPT, coding and a Healthcare Common Procedure Coding System, or HCPCS code of S1090, by the American Medical Association, or AMA and CMS, respectively. To strengthen reimbursement in the future, we are seeking to upgrade these billing codes to permanent Category I CPT codes and J codes. Our ability to obtain new billing codes will depend, in part, on published clinical evidence, support from the ENT community and physician adoption of our technology. Although obtaining permanent billing codes may result in payment amounts that better reflect the costs and resources associated with the use of our products, we cannot ensure we will be successful in obtaining permanent codes or that the assigned payment rates will be adequate.

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

We utilize third-party, single source suppliers and service providers for many of the components, materials and services used in the production of our steroid releasing implants, and the loss of, or disruption by, any of these suppliers or service providers could harm our business.

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

Establishing additional or replacement suppliers for the API or any of the components or processes used in our products, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the U.S. Food and Drug Administration, or FDA, could require additional supplemental data if we rely upon a new supplier for the API used in our PROPEL family of products, and RESOLVE if approved. While we seek to maintain adequate inventory of the single source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

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

If another company successfully develops an approach for the treatment of chronic sinusitis that would not benefit from the use of our steroid releasing implants, if another company develops a device to treat the inflammation and scarring associated with sinus surgery that is more efficacious or cost effective than our steroid releasing implants, or if a pharmaceutical company successfully develops a drug that addresses chronic sinusitis that precludes the need for our products, sales of our products would be significantly and adversely affected.

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

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices and drug products. This risk exists even if a device or product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with our PROPEL family of products, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our steroid releasing implants cause, or merely appear to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We do not have redundant facilities. We perform substantially all of our research and development, manufacturing and commercialization activity and maintain all our raw material and a significant portion of our finished goods inventory in a single location in Menlo Park, California. Menlo Park is situated on or near earthquake fault lines. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire, water shortages and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of raw materials and finished product reserve, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all. In addition, while we have a limited amount of inventory at a third party storage and fulfillment center, that inventory may not be sufficient to continue our operations if our primary facility is damaged. The occurrence of natural disasters or acts of terrorism could also cause delays in our customers’ supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters or acts of terrorism could have a material adverse effect on our business, our results of operations and our financial condition.

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

In the United States, coverage and reimbursement for medical devices vary among payors. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. We estimate that commercial payors covering a significant number of U.S. covered lives currently have non-coverage policies with respect to our PROPEL family of products and they consider these products investigational or experimental. Some governmental and commercial payors do not currently cover or reimburse our products because they have determined insufficient evidence of favorable clinical outcomes is available. Although some consider the steroid releasing implants investigational or experimental at this time, these payors may in the future determine sufficient evidence has been developed to cover and reimburse our products and related procedures. We are actively working to reverse these non-coverage decisions but cannot provide assurance that we will be successful in these efforts. If we are not successful in reversing existing non-coverage policies, or if other third-party payors issue similar policies, this could have a material adverse effect on our business and operations. Further, third-party payors who currently cover and reimburse customers for procedures using our products may in the future choose to decrease current levels of reimbursement or eliminate reimbursement altogether, either of which will cause our business to suffer.

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

To secure separate payment for our products, whether for our currently marketed products or those under development, a unique billing code is required for either the implant, the procedure associated with use of our products, or both. Although a unique billing code currently exists for our marketed products, it is not associated with payment by most payors and is not reportable to many payors, including Medicare. In January 2016, the AMA released two Category III CPT codes for the placement of drug releasing implants as either a stand-alone procedure or in conjunction with sinus biopsy, polypectomy or debridement. These codes are primarily relevant to PROPEL Contour and our future in-office product candidate RESOLVE. Many payors consider Category III codes non-covered. Such payors may not cover these in-office products if they become commercially available unless the codes are graduated to Category I status, a J code for our products is obtained and/or a formal coverage policy is established. As of now, it is not possible to assess the full impact of product or procedure-specific codes on our business or results of operations, nor is it possible to predict the timing or likelihood of securing such specific codes. If new product or procedure-specific codes are adopted, and the level of reimbursement declines significantly below current levels, our business and results of operations would be harmed and our stock price would likely decline.

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

A component of our strategy is to continue to modify and upgrade our steroid releasing implants. Medical devices can be marketed only for the indications for which they are approved. We have received a number of PMA supplement approvals since the original approval of PROPEL. We may not be able to obtain additional regulatory approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.

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

The medical device excise tax was recently suspended by the Consolidated Appropriations Act of 2016, or CAA, for calendar years 2016 and 2017. Absent further congressional action the excise tax will be reinstated for medical device sales beginning January 1, 2018. The CAA also temporarily delays implementation of other taxes intended to help fund Affordable Care Act programs. Further, there have been judicial and congressional challenges to other aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future.

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

The Affordable Care Act imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports specified medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $29 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which requires, among other things, bi-monthly payments and quarterly reporting. Sales of our products in the United States have been subject to this 2.3% excise tax. During the year ended December 31, 2015, we recognized $1.1 million in tax expense associated with the medical device tax in the United States which is included in selling, general and administrative expenses. The excise tax has been suspended for calendar years 2016 and 2017, and under current law will be reinstated for calendar year 2018. We cannot predict whether this tax will be reinstated or what effect the excise tax may have on our financial performance in future years if the tax is reinstated as planned.

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

We are subject to the FCPA and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Although we currently have very little commercial activity outside the United States, in the future we may face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, particularly in countries with developing economies, some of which may represent attractive markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. There can be no assurance that none of our employees and agents, or those companies to which we outsource certain portions of our business operations, will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. The stock market in general and the market for medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including:

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

Dated: May 5, 2017	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws.	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the Registrant and certain of its stockholders.	S-1	333-196974	10.6	6/23/2014

10.1	2017 Compensation Arrangements with Named Executive Officers.	8-K	001-36545	10.1	1/20/2017

10.2	Form of Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Plan.	8-K	001-36545	10.2	1/20/2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
Confidential Treatment Requested.