Form 10-Q
period 2017-06-30
Intersect ENT, Inc.
filed 2017-08-04
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Shares of common stock outstanding as of July 31, 2017 were 29,189,423.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$14,023	$9,859
Short-term investments, available-for-sale	86,010	94,086
Accounts receivable, net	12,253	14,421
Inventory	7,979	5,613
Prepaid expenses and other current assets	1,400	1,313

Total current assets	121,665	125,292
Property and equipment, net	4,237	4,127
Other non-current assets	445	358

Total assets	$126,347	$129,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,525	$3,267
Accrued compensation	8,948	10,152
Other current liabilities	934	945

Total current liabilities	12,407	14,364
Deferred rent	831	1,016

Total liabilities	13,238	15,380
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at June 30, 2017 and December 31, 2016;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at June 30, 2017 and December 31, 2016;
Issued and outstanding shares: 29,153 at June 30, 2017 and 28,673 at December 31, 2016	29	29
Additional paid-in capital	270,547	262,882
Accumulated other comprehensive loss	(40)	(37)
Accumulated deficit	(157,427)	(148,477)

Total stockholders’ equity	113,109	114,397

Total liabilities and stockholders’ equity	$126,347	$129,777

(1)	Amounts have been derived from the December 31, 2016 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$23,985	$19,317	$44,459	$36,009
Cost of sales	3,684	3,117	6,568	6,327

Gross profit	20,301	16,200	37,891	29,682
Operating expenses:
Selling, general and administrative	18,682	17,795	39,001	35,188
Research and development	4,176	4,588	8,396	9,083

Total operating expenses	22,858	22,383	47,397	44,271

Loss from operations	(2,557)	(6,183)	(9,506)	(14,589)
Interest income and other, net	288	224	556	409

Net loss	(2,269)	(5,959)	(8,950)	(14,180)
Other comprehensive (loss) income:
Unrealized (loss) gain on short-term investments	(8)	36	(3)	133

Comprehensive loss	$(2,277)	$(5,923)	$(8,953)	$(14,047)

Net loss per share, basic and diluted	$(0.08)	$(0.21)	$(0.31)	$(0.50)

Weighted average common shares used to compute net loss per share, basic and diluted	28,950	28,379	28,830	28,293

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(8,950)	$(14,180)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	689	540
Stock-based compensation expense	4,772	3,827
Amortization of net investment (discount) premium	(15)	173
Changes in operating assets and liabilities:
Accounts receivable, net	2,168	1,490
Inventory	(2,366)	(1,948)
Prepaid expenses and other assets	(90)	237
Accounts payable	(645)	525
Accrued compensation	(1,204)	(2,647)
Other current liabilities and deferred rent	(196)	(516)

Net cash used in operating activities	(5,837)	(12,499)
Investing activities:
Purchases of short-term investments	(61,592)	(92,669)
Maturities of short-term investments	69,680	84,725
Purchases of property and equipment	(981)	(1,042)

Net cash provided by (used in) investing activities	7,107	(8,986)
Financing activities:
Proceeds from issuance of common stock	2,894	1,065

Net cash provided by financing activities	2,894	1,065

Net increase (decrease) in cash and cash equivalents	4,164	(20,420)
Cash and cash equivalents:
Beginning of the period	9,859	34,809

End of the period	$14,023	$14,389

Non-cash investing activities:
Property and equipment included in accounts payable	$121	$154

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Description of Business

Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. The Company’s approved and in-development products are steroid releasing implants designed to treat the spectrum of needs among patients who are managed by ear, nose and throat (“ENT”) physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. The Company’s current commercial products comprise the PROPEL® family of products, which are PROPEL®, PROPEL® Mini and PROPEL® Contour. The PROPEL family of products are used predominantly in hospitals and ambulatory surgical settings, although they may also be used in the physician office setting of care. In addition to these commercial products, the Company is seeking approval of another steroid releasing implant, SINUVATM, previously known as the RESOLVE product, designed for use in the physician’s office for treatment of patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. In May 2017, the U.S. Food and Drug Administration (“FDA”) accepted the Company’s New Drug Application (“NDA”) for SINUVA.

Liquidity and Business Risks

As of June 30, 2017, the Company had cash, cash equivalents and short-term investments of $100.0 million, and an accumulated deficit of $157.4 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of June 30, 2017, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Recent Accounting Pronouncements

There have been no significant changes to the disclosures in the recent accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, except as described below.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) by one year, and is now effective for all entities for annual reporting periods beginning after December 15, 2017. Early adoption is now permitted only as of annual reporting periods beginning after December 15, 2016. ASU 2014-09, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In doing so, companies may need to use more judgment and make more estimates than under current guidance. These include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company plans to adopt ASU 2014-09 on January 1, 2018 using the cumulative effect transition method and has substantially completed its evaluation of the potential impact. Based on the Company’s work to-date, the Company does not believe the adoption of ASC 2014-09 will have a material effect on the Company’s financial condition or results of operations. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters or the accounting profession and may adjust the Company’s assessment and implementation plans accordingly.

3. Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable	$12,395	$14,583
Allowance for doubtful accounts	(142)	(162)

	$12,253	$14,421

Inventory (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$1,180	$778
Work-in-process	306	247
Finished goods	6,493	4,588

	$7,979	$5,613

4. Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments (available-for-sale), by type of instrument (in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$8,869	$—	$—	$8,869	$5,222	$—	$—	$5,222
Money market funds	5,154	—	—	5,154	4,637	—	—	4,637
Corporate debt securities	65,393	1	(36)	65,358	51,761	3	(26)	51,738
Commercial paper	20,657	1	(6)	20,652	42,362	6	(20)	42,348

	$100,073	$2	$(42)	$100,033	$103,982	$9	$(46)	$103,945

Reported as:
Cash and cash equivalents				$14,023				$9,859
Short-term investments, available-for-sale				86,010				94,086

				$100,033				$103,945

As of June 30, 2017 and December 31, 2016, the Company had no investments with a contractual maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2017 and year ended December 31, 2016. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments (available-for-sale), by type of instrument measured at fair value on a recurring basis (in thousands):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$8,869	$—	$—	$8,869	$5,222	$—	$—	$5,222
Money market funds	5,154	—	—	5,154	4,637	—	—	4,637
Corporate debt securities	—	65,358	—	65,358	—	51,738	—	51,738
Commercial paper	—	20,652	—	20,652	—	42,348	—	42,348

	$14,023	$86,010	$—	$100,033	$9,859	$94,086	$—	$103,945

Reported as:
Cash and cash equivalents				$14,023				$9,859
Short-term investments, available-for-sale				86,010				94,086

				$100,033				$103,945

There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2017 and year ended December 31, 2016.

6. Stock-based Compensation Expense

2014 Equity Incentive Plan

In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective upon the Company’s Initial Public Offering (“IPO”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2017, the total number of shares of common stock reserved for issuance increased by 860,019 shares to 7,156,121 shares. The 2014 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. In January 2017, the Company began issuing restricted stock units (“RSUs”). The RSUs generally vest annually over three years.

A summary of the Company’s stock option activity and related information (options in thousands):

	Six Months Ended June 30, 2017
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,585	$14.81
Granted	1,078	13.64
Exercised	(406)	5.21
Forfeited	(160)	19.44
Expired	(4)	2.67

Outstanding, end of period	4,093	15.28

Exercisable	1,795	13.74

As of June 30, 2017, the aggregate pre-tax intrinsic value of options outstanding was $51.9 million and options outstanding and exercisable was $25.5 million, the weighted-average remaining contractual term of options outstanding was 8.2 years and options outstanding and exercisable was 7.3 years. The aggregate pre-tax intrinsic value of options exercised was $6.8 million and $3.4 million during the six months ended June 30, 2017 and 2016, respectively.

A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Six Months Ended June 30, 2017
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	—	$—
Awarded	288	13.74
Vested	—	—
Forfeited	(3)	13.05

Outstanding, end of period	285	13.75

As of June 30, 2017, the aggregate pre-tax intrinsic value of RSUs outstanding was $8.0 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 2.4 years.

Total stock-based compensation expense by security type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options (including ESPP)	$2,159	$1,940	$4,238	$3,827
RSUs	310	—	534	—

	$2,469	$1,940	$4,772	$3,827

Total stock-based compensation expense as it related to the Company’s condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$229	$182	$448	$352
Selling, general and administrative	1,826	1,473	3,524	2,901
Research and development	414	285	800	574

	$2,469	$1,940	$4,772	$3,827

As of June 30, 2017, the amount of unearned stock-based compensation currently estimated to be expensed from now through the year 2021 related to unvested employee stock-based awards was $21.1 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

The fair value of options granted to employees and/or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	6.0	6.0	6.0	6.0
Expected volatility	45%	44%	45%	44%
Risk-free interest rate	1.9%	1.4%	2.1%	1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value	$10.38	$6.50	$6.14	$7.95

The fair value of RSUs is estimated using the Company’s stock price on the grant date.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. During the six months ended June 30, 2017 and 2016, 74,791 and 67,755 shares were issued, respectively.

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	1.3	1.3	1.3	1.3
Expected volatility	44%	49%	44%	49%
Risk-free interest rate	1.2%	0.6%	1.2%	0.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value	$8.08	$4.53	$8.08	$4.53

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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common stock options	4,093	3,911	4,093	3,911
RSUs	285	—	285	—
ESPP shares	260	274	260	274

	4,638	4,185	4,638	4,185

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

Overview

We are a commercial stage drug-device company committed to improving the quality of life for patients with ear, nose and throat conditions. Our approved and in-development products are steroid releasing implants designed to treat the spectrum of needs among patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. Our current commercial products comprise the PROPEL® family of products, which are PROPEL®, PROPEL® Mini, and most recently, PROPEL® Contour, for which we received approval to market from the U.S. Food and Drug Administration, or FDA, in February 2017.

Our PROPEL family of steroid releasing implants are the first and only dissolvable steroid releasing implants approved by the FDA for chronic sinusitis sufferers 18 years or older. Clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery, PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties which is available generically, directly into the sinus lining, then dissolve. PROPEL’s safety and effectiveness is supported by Level 1-A clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby lessening the need for postoperative oral steroids and repeat surgical interventions. More than 150,000 patients have been treated with PROPEL products to-date. The PROPEL family of products are used today predominantly in hospitals and ambulatory surgical settings, although they may also be used in the physician office setting of care. Our current efforts to build our business focus on marketing the PROPEL family of products and on advancing FDA approval of SINUVATM, previously known as RESOLVE:

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

•

SINUVA is designed to provide a less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The SINUVA implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed four studies of SINUVA in a total of 417 patients. In October 2016, we announced the results of RESOLVE II, a phase III trial of 300 patients to assess the safety and efficacy of the product. The RESOLVE II clinical study met both primary efficacy endpoints, reduction in nasal congestion and polyp burden. In May 2017, the FDA accepted our New Drug Application to seek regulatory approval to market SINUVA and set a Prescription Drug User Fee Act target action date, or PDUFA date, in January 2018.

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

Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center where they are commonly treated as general supplies utilized in sinus surgery and the cost is included in the reimbursement to the facility for the FESS procedure. In the event these procedures are performed in the physician office setting, our PROPEL family of products have been assigned a code under the Healthcare Common Procedure Coding System, S1090, which may be used to submit requests for product cost reimbursement to commercial payors. In addition, several existing procedure codes may apply to describe the procedure associated with implant placement. However, the decision to reimburse by the payor is usually dependent on policies the payor has in place regarding these products. If, as a result of policies the payor has in place regarding these products, hospitals or other service providers are unable to receive adequate reimbursement to support the use of our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

Our revenue is almost entirely based in the U.S. and no single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2017 and 2016.

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

There have been no significant changes to our significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

See Note 2 of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the six months ended June 30, 2017.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	2017	2016
Revenue	$23,985	$19,317	$44,459	$36,009
Cost of sales	3,684	3,117	6,568	6,327

Gross profit	20,301	16,200	37,891	29,682
Gross margin	85%	84%	85%	82%
Operating expenses:
Selling, general and administrative	18,682	17,795	39,001	35,188
Research and development	4,176	4,588	8,396	9,083

Total operating expenses	22,858	22,383	47,397	44,271

Loss from operations	(2,557)	(6,183)	(9,506)	(14,589)
Interest income and other, net	288	224	556	409

Net loss	$(2,269)	$(5,959)	$(8,950)	$(14,180)

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenue

Revenue increased $4.7 million, or 24%, to $24.0 million during the three months ended June 30, 2017, compared to $19.3 million during the three months ended June 30, 2016, and increased $8.5 million, or 23%, to $44.5 million during the six months ended June 30, 2017, compared to $36.0 million during the six months ended June 30, 2016. The growth in revenue was attributable to an increase in unit sales of our PROPEL family of products, driven by the initial sales of PROPEL Contour which was approved by the FDA in February 2017, and to a lesser degree, an increase in the average selling price.

Cost of Sales and Gross Margin

Cost of sales increased $0.6 million, or 18%, to $3.7 million during the three months ended June 30, 2017, compared to $3.1 million during the three months ended June 30, 2016, and increased $0.3 million, or 4%, to $6.6 million during the six months ended June 30, 2017, compared to $6.3 million during the six months ended June 30, 2016. The increase in cost of sales was primarily attributable to the growth in the number of units sold.

Gross margin for the three months ended June 30, 2017, increased to 85% compared to 84% for the three months ended June 30, 2016, and increased to 85% compared to 82% for the six months ended June 30, 2016. The increase in gross margin was due to several factors, primarily an increase in our average selling price.

Selling, General and Administrative Expenses

SG&A expenses increased $0.9 million, or 5%, to $18.7 million during the three months ended June 30, 2017, compared to $17.8 million during the three months ended June 30, 2016, and increased $3.8 million, or 11%, to $39.0 million during the six months ended June 30, 2017, compared to $35.2 million during the six months ended June 30, 2016. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of our PROPEL family of products, including PROPEL Contour which was approved by the FDA in February 2017.

The primary component of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $0.5 million and $3.1 million for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, respectively, as we increased headcount to 152 as of June 30, 2017, compared to 138 as of June 30, 2016. In addition, other SG&A expenses increased $0.4 million and $0.7 million for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, respectively, primarily due to an increase in headcount.

Research and Development Expenses

R&D expenses decreased $0.4 million, or 9%, to $4.2 million during the three months ended June 30, 2017, compared to $4.6 million during the three months ended June 30, 2016, and decreased $0.7 million, or 8%, to $8.4 million during the six months ended June 30, 2017, compared to $9.1 million during the six months ended June 30, 2016. The decrease in R&D expenses was due to a decrease in clinical trial costs, partially offset by an increase in personnel costs as we increased headcount.

Interest Income and Other, Net

Interest income and other, net, increased $0.1 million to $0.3 million during the three months ended June 30, 2017, compared to $0.2 million during the three months ended June 30, 2016, and increased $0.2 million to $0.6 million during the six months ended June 30, 2017, compared to $0.4 million during the six months ended June 30, 2016. The increase in interest income and other, net, was primarily attributable to higher interest rates.

Liquidity and Capital Resources

Overview

As of June 30, 2017, we had cash, cash equivalents and short-term investments of $100.0 million and an accumulated deficit of $157.4 million, compared to cash, cash equivalents and short-term investments of $103.9 million and an accumulated deficit of $148.5 million as of December 31, 2016.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(5,837)	$(12,499)
Investing activities	7,107	(8,986)
Financing activities	2,894	1,065

Net increase (decrease) in cash and cash equivalents	$4,164	$(20,420)

Net Cash Used in Operating Activities

During the six months ended June 30, 2017, net cash used in operating activities was $5.8 million, consisting primarily of a net loss of $9.0 million and an increase in net operating assets of $2.3 million, partially offset by non-cash charges of $5.5 million. The cash used in operations was primarily due to the ongoing commercialization of our PROPEL family of products, including PROPEL

Contour which was approved by the FDA in February 2017. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to an increase in inventory and the payment of accrued year-end bonuses, partially offset by a decrease in accounts receivable.

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

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2017, net cash provided by investing activities was $7.1 million, consisting primarily of net maturities of short-term investments, available-for-sale, of $8.1 million, partially offset by purchases of property and equipment of $1.0 million.

During the six months ended June 30, 2016, net cash used in investing activities was $9.0 million, consisting primarily of net purchases of short-term investments, available-for-sale, of 8.0 million and purchases of property and equipment of $1.0 million.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was $2.9 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

During the six months ended June 30, 2016, net cash provided by financing activities was $1.1 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of June 30, 2017, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2016, were $7.4 million, as reported in our Annual Report. Our contractual obligations as of June 30, 2017, have not significantly changed from December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of June 30, 2017, we had cash, cash equivalents and short-term investments of $100.0 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at June 30, 2017 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of June 30, 2017, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States. No single customer represented more than 10% of our accounts receivable as of June 30, 2017 and December 31, 2016.

Foreign Currency Risk

Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. We had a net loss of $9.0 million for the six months ended June 30, 2017, and $25.2 million and $26.6 million for the years ended December 31, 2016 and 2015, respectively. As of June 30, 2017, we had an accumulated deficit of $157.4 million. To date, we have financed our operations primarily through private placements of our equity securities, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

All of our revenue has been generated from our PROPEL® family of steroid releasing implants. We are completely dependent on the success of these products and if these products fail to continue to experience expanded adoption, our business will suffer.

We started selling PROPEL® in August 2011, PROPEL® Mini in November 2012 and PROPEL® Contour in February 2017. We expect that sales of these products, and potentially, SINUVATM – if approved by the FDA and introduced by us, will account for substantially all of our revenue for the foreseeable future. Our ability to become profitable will depend upon the commercial success of these products. We market these products primarily to ear, nose and throat, or ENT, physicians who may be slow, or fail to adopt our products or who may use our products in only a small percentage of their patients undergoing sinus surgery for a variety of reasons, including, among others:

•	lack of experience with our products;

•	lack of availability of adequate coverage and/or reimbursement for hospitals, ambulatory surgery centers and physicians;

•	lack of evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

•	lack of clinical data supporting patient benefits beyond six months;

•	our inability to obtain reimbursement for our products from payors; and

•	liability risks generally associated with the use of new products and procedures.

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

Hospitals and ambulatory surgery centers that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the sinus surgery procedures in which our products are used. These healthcare providers bill patients for any related deductibles or co-payments. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our steroid releasing implants can impact the profit margin of the hospital or surgery center where the sinus surgery is performed. Some of our target customers may be unwilling to adopt our steroid releasing implants in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers for sinus surgery procedures could make it difficult for existing customers to continue using, or adopt, our steroid releasing implants and could create additional pricing pressure for us.

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law. MACRA permanently reforms Medicare payment policy for physician services by repealing the previous sustainable growth rate, or SGR, methodology, establishing a period of stable physician fee schedule updates and then linking updates to participation in either a new Merit-based

Incentive Payment System, or MIPS, or based on participation in qualified Alternative Payment Models, or APMs, (collectively referred to as the “Quality Payment Program”). The Centers for Medicare & Medicaid Services, or CMS, finalized MACRA’s Quality Payment Program in 2016, though policies may continue to evolve.

At the beginning of 2017, CMS assigned upper airway procedures, which includes sinus surgery, to a comprehensive Ambulatory Payment Classification, or APC, for procedures performed in the hospital outpatient department setting. With this assignment, the reimbursement per case was set at a fixed amount regardless of the number of procedures performed during that encounter. As a result, while payment increased for encounters involving one or two procedures, payment for encounters with three or more procedures, which are commonly associated with the use of our products, declined significantly below the prior average reimbursement amount. Some commercial payors may use Medicare rates as a reference for facility contract negotiations. If, as a result of this CMS ruling, hospitals are unable to receive adequate reimbursement to support the use of our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. We cannot predict how pending and future healthcare legislation and regulations will impact our business and any changes that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

*The existence of adequate coverage and reimbursement will be important for sales of our products in the office setting of care. Inadequate coverage and reimbursement policies for our products could affect the adoption of our products and our future revenue.

Successful sales of our steroid releasing implants in the physician’s office setting of care depend on the availability of adequate coverage and reimbursement from third-party payors for either the products specifically, the procedures associated with the use of the products, or both. Providers that purchase our products generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these medical devices or the devices themselves. Adequate coverage and reimbursement from third-party payors, including governmental payors, such as Medicare and Medicaid, therefore, is important for obtaining product acceptance and widespread adoption in the marketplace.

To receive payment for procedural work associated with the placement of our products, physicians may use a variety of existing Current Procedure Terminology, or CPT, codes. CMS has also assigned a Healthcare Common Procedure Coding System, or HCPCS, code of S1090 to seek reimbursement for the PROPEL implant itself. This code applies to the entire PROPEL family of products.

The HCPCS code S1090 cannot be reported to all payors, including Medicare. Separate payment for this code is dependent upon payor coverage. Since PROPEL Contour has clinical applications that include placement in the office setting, the inability to report HCPCS code S1090 to all payors may be a limiting factor to our sales of PROPEL Contour in the office setting. While PROPEL Contour can be reported with an unlisted HCPCS code J3490 to such payors in the office setting, payment for an unlisted code varies by payor and is also dependent upon favorable coverage by the payor. An application has been submitted to CMS to create a J code for the PROPEL family of products. If approved by CMS, this code could expand use of the PROPEL family of products in the office setting. We cannot assure that a J code for the PROPEL family of products will be created by CMS, nor can we assure the impact of this code upon coverage or payment of the PROPEL family of products.

For SINUVA, we expect to apply for a permanent HCPCS J code consistent with CMS timelines and requirements for physician-administered drugs used mostly in the office setting. Upon FDA approval and until such a product-specific code is assigned, we expect providers will be able to submit claims for reimbursement of SINUVA using an unassigned J code such as J3490 since this is the common path for physician-administered drugs and SINUVA is regulated as a drug, not a device. Our ability to obtain new billing codes will depend, in part, on published clinical evidence, support from the ENT community and physician adoption of our technology. Although obtaining permanent billing codes may result in payment amounts that better reflect the costs and resources associated with the use of our products, we cannot ensure we will be successful in obtaining permanent codes, the assigned payment rates will be adequate nor that payors will cover these codes.

We are also seeking to expand the number of payors with positive coverage policies relating to our products. We believe the reimbursement coverage policies established by commercial payors greatly impact expansion of access to our products, especially in the physician office setting. Many commercial payors have “experimental and investigational” policies that relate to our PROPEL family of products, and payors do not typically reimburse for products under such policies. In some cases, payors have included published data for SINUVA in the reference list of these investigational policies. Since devices and drugs are generally reviewed and managed differently by payors, and since the intended use and clinical applications or SINUVA are different from the PROPEL family of products, it is possible these policies will be revised upon FDA approval of SINUVA to appropriately separate SINUVA from policies related to the use of our PROPEL family of products. Nonetheless, inclusion of this data in these policies could impact early coverage and adoption of SINUVA. We cannot assure that we will be successful in reversing these policies, nor can we assure that our product will be fully reimbursed even under favorable policies.

In the United States, coverage and reimbursement for medical devices vary among payors. In addition, payors review coverage policies on an ongoing basis and can, without notice, change or deny coverage for these new products and procedures. We estimate that commercial payors covering a significant number of U.S. covered lives currently have non-coverage policies relating to our PROPEL family of products, designating these products investigational or experimental. Some governmental and commercial payors do not currently cover or reimburse our products because they have determined insufficient evidence of favorable clinical outcomes is available. Although some consider the steroid releasing implants investigational or experimental at this time, these payors may in the future determine sufficient evidence has been developed to cover and reimburse our products and related procedures. We are actively working to reverse these non-coverage decisions but cannot provide assurance that we will be successful in these efforts. If we are not successful in reversing existing non-coverage policies, or if other third-party payors issue similar policies, this could have a material adverse effect on our business and operations. Further, third-party payors who currently cover and reimburse customers for procedures using our products may in the future choose to decrease current levels of reimbursement or eliminate reimbursement altogether, either of which will cause our business to suffer.

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

Establishing additional or replacement suppliers for the API or any of the components or processes used in our products, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the U.S. Food and Drug Administration, or FDA, could require additional supplemental data if we rely upon a new supplier for the API used in our PROPEL family of products, and SINUVA if approved. While we seek to maintain adequate inventory of the single source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

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

*We are expanding our operations into the area of drug development and may encounter difficulties in managing this expansion, which could disrupt our business.

SINUVA, if approved and successfully launched, will be our first commercial product that is regulated as a drug. Beginning with SINUVA, we expect to expand the scope of our operations, particularly in the area of drug development and related regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If another company successfully develops an approach for the treatment of chronic sinusitis, including alternative device, drug delivery or pharmaceutical agent, our business could be significantly and adversely affected.

If physicians treat more patients in their offices instead of performing surgery in the operating room, our ability to sell our PROPEL family of products may be harmed.

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

Risks Relating to Regulatory Matters

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

Our steroid releasing implants are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. The Premarket Approval, or PMA, and New Drug Application, or NDA, approval processes can be expensive and lengthy. Despite the time, effort and cost required to obtain approval, there can be no assurance that any product that we intend to commercialize in the future will be approved by the FDA in a timely fashion, if at all. For example, we do not have prior experience in obtaining approval of an NDA, which could delay or adversely affect our ability to obtain approval for SINUVA.

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

*We cannot predict whether or when we will obtain regulatory approval to commercialize SINUVA and we cannot, therefore, predict the timing of any future revenue from SINUVA. Regulatory approval of an NDA is not guaranteed, and the approval process is expensive, uncertain and lengthy.

We cannot commercialize our product candidates, including SINUVA, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. Regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for SINUVA. Additional delays may result if SINUVA is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of SINUVA. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of SINUVA. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;

•	regulatory authorities may not find the data from clinical studies sufficient or may differ in the interpretation of the data;

•	regulatory authorities may require additional clinical studies;

•	the FDA or foreign regulatory authority might not approve our manufacturing processes or facilities for clinical or commercial product of SINUVA;

•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;

•	the FDA or foreign regulatory authorities may disagree with the design or implementation of our clinical studies;

•	the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from that in the U.S.;

•	the results of clinical studies may not meet the level of statistical significance required by the FDA or foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and

•	the data collection from clinical studies of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere.

In addition, events raising questions about the safety of certain marketed products may result in increased caution by the FDA and other regulatory authorities in reviewing new products based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals.

*If our recently submitted NDA is not approved by the FDA, our business may be harmed.

In May 2017, the FDA accepted our NDA, to seek regulatory approval to market SINUVA and set a Prescription Drug User Fee Act target action date in January 2018. There is a risk that the FDA will not approve the NDA. Any such decision would have a material adverse effect on our ability to generate revenue from sales of SINUVA. An inability to generate such revenue may have a material adverse effect on our business, financial performance and results of operations. In addition, the FDA may suggest that the clinical trials on which we relied were not sufficient and require that we conduct additional trials at significant costs before we seek regulatory approval of our product candidates. Any such requirement for additional trials would most likely result in our inability to commercialize SINUVA in the United States for a significant period of time.

*Even if SINUVA is approved by the FDA, this approval may be limited to certain indications, and additional clinical studies and regulatory applications may be required to expand SINUVA indications. We can provide no assurances that such additional clinical studies or regulatory applications will be successful.

We are developing SINUVA for use in the physician’s office for treatment of patients who have had sinus surgery but continue to suffer from symptoms of chronic sinusitis. In October 2016, we announced the results of RESOLVE II, a phase III trial of 300 patients to assess the safety and efficacy of the SINUVA product. The RESOLVE II clinical study met both primary efficacy endpoints, reduction in nasal congestion and polyp burden. It is not certain at this time which indications, if any, the FDA will approve based on this data. The issues raised and information requested by the FDA in response to our NDA may be costly and time-consuming to address and generate. As a result of FDA observations, we could decide or be required to seek our initial approval on a narrower indication than expected. Additional clinical studies may be required to support our targeted indications, which will require additional time and expense and may not prove successful. Limitations in our label for SINUVA will reduce the number of patients for whom SINUVA is indicated and could reduce the size of the anticipated market and our financial prospects. Further, there is no guarantee that any efforts that we decide to undertake will meet the FDA’s requirements, and we may not receive approval at all for SINUVA, even in a more narrow indication despite such efforts.

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

Any product for which we obtain approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the FDA’s current good manufacturing practice. These FDA regulations cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, including pre-approval inspections in conjunction with the FDA’s review of the SINUVA NDA. If we, or our suppliers, fail to adhere to current good manufacturing practice requirements in the United States, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

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

We often must rely on third parties, such as medical institutions, clinical investigators and contract laboratories to conduct our clinical trials and provide data or prepare deliverables for our PMA or NDA submissions. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and/or we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control. Bioresearch monitoring inspections of our SINUVA clinical investigators may reveal violations of good clinical practice requirements that delay or prevent approval of our NDA.

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

Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Affordable Care Act significantly impacts the medical device industry and pharmaceutical industry, and if SINUVA is approved, we will have to comply with its drug-specific provisions. Among other things, the Affordable Care Act:

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

We believe that our existing cash, cash equivalents and short-term investments, revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations at least through the next twelve months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•	successful regulatory approval of our NDA;

•	market acceptance of our products, including access to adequate reimbursement;

•	the scope, rate of progress and cost of our clinical studies;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities including, but not limited to, preparations for a potential commercial launch of SINUVA;

•	costs associated with any product recall that may occur;

•	the effect of competing technological and market developments;

•	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the costs of operating as a public company.

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

Dated: August 4, 2017	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws.	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the Registrant and certain of its stockholders.	S-1	333-196974	10.6	6/23/2014

10.1	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of May 8, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.