Form 10-Q
period 2017-09-30
Intersect ENT, Inc.
filed 2017-11-06
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Shares of common stock outstanding as of October 31, 2017 were 29,455,904.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$18,556	$9,859
Short-term investments, available-for-sale	83,942	94,086
Accounts receivable, net	11,680	14,421
Inventory	8,728	5,613
Prepaid expenses and other current assets	1,576	1,313

Total current assets	124,482	125,292
Property and equipment, net	4,572	4,127
Other non-current assets	481	358

Total assets	$129,535	$129,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,486	$3,267
Accrued compensation	11,236	10,152
Other current liabilities	981	945

Total current liabilities	14,703	14,364
Deferred rent and other non-current liabilities	793	1,016

Total liabilities	15,496	15,380
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at September 30, 2017 and December 31, 2016; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at September 30, 2017 and December 31, 2016; Issued and outstanding shares: 29,385 at September 30, 2017 and 28,673 at December 31, 2016	29	29
Additional paid-in capital	275,715	262,882
Accumulated other comprehensive loss	(17)	(37)
Accumulated deficit	(161,688)	(148,477)

Total stockholders’ equity	114,039	114,397

Total liabilities and stockholders’ equity	$129,535	$129,777

(1)	Amounts have been derived from the December 31, 2016 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$22,313	$18,468	$66,772	$54,477
Cost of sales	3,808	2,788	10,376	9,115

Gross profit	18,505	15,680	56,396	45,362
Operating expenses:
Selling, general and administrative	18,746	17,905	57,747	53,093
Research and development	4,346	4,237	12,742	13,320

Total operating expenses	23,092	22,142	70,489	66,413

Loss from operations	(4,587)	(6,462)	(14,093)	(21,051)
Interest income and other, net	326	236	882	645

Net loss	(4,261)	(6,226)	(13,211)	(20,406)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	23	(31)	20	102

Comprehensive loss	$(4,238)	$(6,257)	$(13,191)	$(20,304)

Net loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.46)	$(0.72)

Weighted average common shares used to compute net loss per share, basic and diluted	29,269	28,479	28,978	28,356

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(13,211)	$(20,406)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,074	832
Stock-based compensation expense	7,277	5,628
Amortization of net investment premium	11	164
Changes in operating assets and liabilities:
Accounts receivable, net	2,741	1,493
Inventory	(3,115)	(3,220)
Prepaid expenses and other assets	(238)	67
Accounts payable	(662)	1,363
Accrued compensation	1,084	(458)
Deferred rent and other liabilities	(267)	(583)

Net cash used in operating activities	(5,306)	(15,120)
Investing activities:
Purchases of short-term investments	(88,568)	(115,996)
Maturities of short-term investments	98,721	113,166
Purchases of property and equipment	(1,707)	(1,614)

Net cash provided by (used in) investing activities	8,446	(4,444)
Financing activities:
Proceeds from issuance of common stock	5,557	1,179

Net cash provided by financing activities	5,557	1,179

Net increase (decrease) in cash and cash equivalents	8,697	(18,385)
Cash and cash equivalents:
Beginning of the period	9,859	34,809

End of the period	$18,556	$16,424

Non-cash investing activities:
Property and equipment included in accounts payable	$97	$75

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

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

Liquidity and Business Risks

As of September 30, 2017, the Company had cash, cash equivalents and short-term investments of $102.5 million, and an accumulated deficit of $161.7 million. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operations through at least the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of September 30, 2017, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

Recent Accounting Pronouncements

There have been no significant changes to the disclosures in the recent accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, except as described below.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”). ASU 2016-9 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and an entity can now make an entity-wide election to either estimate the number of awards expected to vest or account for forfeitures when they occur. ASU 2016-9 was effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted ASU 2016-9 effective January 1, 2017, which did not have a material impact on the Company’s financial condition or results of operations.

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

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$11,778	$14,583
Allowance for doubtful accounts	(98)	(162)

	$11,680	$14,421

Inventory (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$1,043	$778
Work-in-process	431	247
Finished goods	7,254	4,588

	$8,728	$5,613

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments (available-for-sale), by type of instrument (in thousands):

	September 30, 2017				December 31, 2016
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$8,064	$—	$—	$8,064	$5,222	$—	$—	$5,222
Money market funds	10,493	—	—	10,493	4,637	—	—	4,637
Corporate debt securities	67,058	2	(13)	67,047	51,761	3	(26)	51,738
Commercial paper	16,900	1	(7)	16,894	42,362	6	(20)	42,348

	$102,515	$3	$(20)	$102,498	$103,982	$9	$(46)	$103,945

Reported as:
Cash and cash equivalents				$18,556				$9,859
Short-term investments, available-for-sale				83,942				94,086

				$102,498				$103,945

As of September 30, 2017 and December 31, 2016, the Company had no investments with a contractual maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2017 and year ended December 31, 2016. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments (available-for-sale), by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$8,064	$—	$—	$8,064	$5,222	$—	$—	$5,222
Money market funds	10,493	—	—	10,493	4,637	—	—	4,637
Corporate debt securities	—	67,047	—	67,047	—	51,738	—	51,738
Commercial paper	—	16,894	—	16,894	—	42,348	—	42,348

	$18,557	$83,941	$—	$102,498	$9,859	$94,086	$—	$103,945

Reported as:
Cash and cash equivalents				$18,556				$9,859
Short-term investments, available-for-sale				83,942				94,086

				$102,498				$103,945

There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2017 and year ended December 31, 2016.

6.	Stock-based Compensation Expense

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

A summary of the Company’s stock option activity and related information (options in thousands):

	Nine Months Ended
	September 30, 2017
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,585	$14.81
Granted	1,210	15.20
Exercised	(638)	7.50
Forfeited	(191)	19.35
Expired	(4)	2.60

Outstanding, end of period	3,962	15.90

Exercisable	1,865	14.39

As of September 30, 2017, the aggregate pre-tax intrinsic value of options outstanding was $60.4 million and options outstanding and exercisable was $31.3 million, the weighted-average remaining contractual term of options outstanding was 8.1 years and options outstanding and exercisable was 7.3 years. The aggregate pre-tax intrinsic value of options exercised was $11.2 million and $5.1 million during the nine months ended September 30, 2017 and 2016, respectively.

A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Nine Months Ended September 30, 2017
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	—	$—
Awarded	288	13.74
Forfeited	(10)	16.65

Outstanding, end of period	278	13.64

As of September 30, 2017, the aggregate pre-tax intrinsic value of RSUs outstanding was $8.7 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 2.2 years.

Total stock-based compensation expense by award type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options (including ESPP)	$2,157	$1,801	$6,395	$5,628
RSUs	348	—	882	—

	$2,505	$1,801	$7,277	$5,628

Total stock-based compensation expense as it related to the Company’s condensed statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales	$222	$176	$670	$528
Selling, general and administrative	1,863	1,337	5,387	4,238
Research and development	420	288	1,220	862

	$2,505	$1,801	$7,277	$5,628

As of September 30, 2017, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2021 related to unvested employee stock-based awards was $19.8 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

The fair value of options granted to employees and/or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected term (years)	6.0	6.0	6.0	6.0
Expected volatility	45%	44%	45%	44%
Risk-free interest rate	2.0%	1.2%	2.1%	1.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value	$12.78	$6.24	$6.86	$7.90

The fair value of RSUs is estimated using the Company’s stock price on the grant date.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. During the nine months ended September 30, 2017 and 2016, 74,791 and 67,755 shares were issued, respectively.

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected term (years)	1.3	1.3	1.3	1.3
Expected volatility	44%	49%	44%	49%
Risk-free interest rate	1.2%	0.6%	1.2%	0.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value	$8.08	$4.53	$8.08	$4.53

7.	Net Loss per Share

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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Common stock options	3,962	3,653	3,962	3,653
RSUs	278	—	278	—
ESPP shares	260	274	260	274

	4,500	3,927	4,500	3,927

8.	Commitments and Contingencies

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

Our PROPEL family of steroid releasing implants are the first and only dissolvable steroid releasing implants approved by the FDA for chronic sinusitis sufferers 18 years or older. Clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery, PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties which is available generically, directly into the sinus lining, then dissolve. PROPEL’s safety and effectiveness is supported by Level 1-A clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. More than 200,000 patients have been treated with PROPEL products to-date. The PROPEL family of products are used today predominantly in hospitals and ambulatory surgical settings, although they may also be used in the physician office setting of care. Our current efforts to build our business focus on marketing the PROPEL family of products and on advancing FDA approval of the SINUVATM steroid releasing implant, previously known as RESOLVE:

•	PROPEL has been proven in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% relative reduction in the need for postoperative oral steroid and surgical intervention. A physician may treat a patient with PROPEL by inserting it into the ethmoid sinuses. PROPEL is a self-expanding implant designed to conform to and hold open the surgically enlarged sinus while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days and is absorbed into the body in approximately six weeks.

•	PROPEL Mini has also been shown by our clinical studies to reduce the need for postoperative interventions, including a 38% relative reduction in the need for postoperative interventions in the frontal sinus, compared to surgery alone with standard postoperative care. PROPEL Mini is a smaller version of PROPEL, and is approved for use both in the ethmoid and frontal sinuses. PROPEL Mini is preferentially used by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures.

•	PROPEL Contour is designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses in procedures performed in both the operating room and in the office setting of care. PROPEL Contour’s lower profile, hourglass shape and malleable delivery system are designed for use in narrow hard to access sinus ostia which especially facilitates procedures performed in the office setting of care. In PROPEL Contour’s final pivotal clinical study, the product demonstrated a 65% relative reduction in the need for postoperative interventions compared to surgery alone with standard postoperative care.

•	SINUVA is designed to provide a less invasive solution for patients that have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The SINUVA implant is designed to be placed in the ethmoid sinus in a procedure conducted in the physician’s office as an alternative to other treatment options such as further medical therapy or revision surgery. We have completed four studies of SINUVA in a total of 417 patients. In October 2016, we announced topline results of RESOLVE II, a trial of 300 patients to assess the safety and efficacy of the product. The RESOLVE II clinical study met both co-primary efficacy endpoints, reduction in nasal congestion and polyp burden. In addition, a meta-analysis of the RESOLVE and RESOLVE II trial results was presented in September 2017 and the RESOLVE II trial results were presented in October 2017. In May 2017, the FDA accepted our New Drug Application to seek regulatory approval to market SINUVA and set a Prescription Drug User Fee Act target action date, or PDUFA date, in January 2018.

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

Our revenue is almost entirely based in the U.S. and no single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2017 and 2016.

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

There have been no significant changes to our significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

See Note 2 of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the nine months ended September 30, 2017.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in thousands, except percentages)
Revenue	$22,313	$18,468	$66,772	$54,477
Cost of sales	3,808	2,788	10,376	9,115

Gross profit	18,505	15,680	56,396	45,362
Gross margin	83%	85%	84%	83%
Operating expenses:
Selling, general and administrative	18,746	17,905	57,747	53,093
Research and development	4,346	4,237	12,742	13,320

Total operating expenses	23,092	22,142	70,489	66,413

Loss from operations	(4,587)	(6,462)	(14,093)	(21,051)
Interest income and other, net	326	236	882	645

Net loss	$(4,261)	$(6,226)	$(13,211)	$(20,406)

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenue

Revenue increased $3.8 million, or 21%, to $22.3 million during the three months ended September 30, 2017, compared to $18.5 million during the three months ended September 30, 2016, and increased $12.3 million, or 23%, to $66.8 million during the nine months ended September 30, 2017, compared to $54.5 million during the nine months ended September 30, 2016. The growth in revenue was attributable to an increase in unit sales of our PROPEL family of products, driven by the initial sales of PROPEL Contour which was approved by the FDA in February 2017, and to a lesser degree, an increase in the average selling prices of our PROPEL family of products.

Cost of Sales and Gross Margin

Cost of sales increased $1.0 million, or 37%, to $3.8 million during the three months ended September 30, 2017, compared to $2.8 million during the three months ended September 30, 2016, and increased $1.3 million, or 14%, to $10.4 million during the nine months ended September 30, 2017, compared to $9.1 million during the nine months ended September 30, 2016. The increase in cost of sales was primarily attributable to the growth in the number of units sold.

Gross margin for the three months ended September 30, 2017, decreased to 83% compared to 85% for the three months ended September 30, 2016, and increased to 84% compared to 83% for the nine months ended September 30, 2016. The decrease in gross margin for the three months ended September 30, 2017, was primarily attributable to initial inefficiencies associated with ramping up production of PROPEL Contour. The increase in gross margin for the nine months ended September 30, 2017, was primarily due to an increase in our average selling prices.

Selling, General and Administrative Expenses

SG&A expenses increased $0.8 million, or 5%, to $18.7 million during the three months ended September 30, 2017, compared to $17.9 million during the three months ended September 30, 2016, and increased $4.6 million, or 9%, to $57.7 million during the nine months ended September 30, 2017, compared to $53.1 million during the nine months ended September 30, 2016. The increase in SG&A expenses was primarily due to the build out of our infrastructure to support the ongoing commercialization of our PROPEL family of products, including PROPEL Contour.

The primary component of this increase was employee-related expenses of our sales, marketing and reimbursement organizations which increased $0.6 million and $3.7 million for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, respectively, as we increased headcount to 157 as of September 30, 2017, compared to 137 as of September 30, 2016. In addition, other SG&A expenses increased $0.2 million and $0.9 million for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, respectively, was primarily due to an increase in headcount.

Research and Development Expenses

R&D expenses increased $0.1 million, or 3%, to $4.3 million during the three months ended September 30, 2017, compared to $4.2 million during the three months ended September 30, 2016, and decreased $0.6 million, or 4%, to $12.7 million during the nine months ended September 30, 2017, compared to $13.3 million during the nine months ended September 30, 2016. The increase in R&D expenses for the three months ended September 30, 2017, was due to an increase in personnel costs as we increased headcount, partially offset by a decrease in clinical trial costs. The decrease in R&D expenses for the nine months ended September 30, 2017, was due to a decrease in clinical trial costs, partially offset by an increase in personnel costs as we increased headcount.

Interest Income and Other, Net

Interest income and other, net, increased $0.1 million to $0.3 million during the three months ended September 30, 2017, compared to $0.2 million during the three months ended September 30, 2016, and increased $0.3 million to $0.9 million during the nine months ended September 30, 2017, compared to $0.6 million during the nine months ended September 30, 2016. The increase in interest income and other, net, was primarily attributable to higher interest rates.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had cash, cash equivalents and short-term investments of $102.5 million and an accumulated deficit of $161.7 million, compared to cash, cash equivalents and short-term investments of $103.9 million and an accumulated deficit of $148.5 million as of December 31, 2016.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,306)	$(15,120)
Investing activities	8,446	(4,444)
Financing activities	5,557	1,179

Net increase (decrease) in cash and cash equivalents	$8,697	$(18,385)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2017, net cash used in operating activities was $5.3 million, consisting primarily of a net loss of $13.2 million and an increase in net operating assets of $0.5 million, partially offset by non-cash charges of $8.4 million. The cash used in operations was primarily due to the ongoing commercialization of our PROPEL family of products, including PROPEL Contour which was approved by the FDA in February 2017. To support the ongoing commercialization of these products, we continued to expand our sales, marketing and reimbursement organizations. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to an increase in inventory and a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in accrued year-end bonuses.

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

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2017, net cash provided by investing activities was $8.4 million, consisting primarily of net maturities of short-term investments, available-for-sale, of $10.1 million, partially offset by purchases of property and equipment of $1.7 million.

During the nine months ended September 30, 2016, net cash used in investing activities was $4.4 million, consisting of net purchases of short-term investments, available-for-sale, of $2.8 million and purchases of property and equipment of $1.6 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $5.6 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

During the nine months ended September 30, 2016, net cash provided by financing activities was $1.2 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of September 30, 2017, will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. Beyond that, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2016, were $7.4 million, as reported in our Annual Report. Our contractual obligations as of September 30, 2017, have not materially changed from December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of September 30, 2017, we had cash, cash equivalents and short-term investments of $102.5 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at September 30, 2017 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of September 30, 2017, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States. No single customer represented more than 10% of our accounts receivable as of September 30, 2017 and December 31, 2016.

Foreign Currency Risk

Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. We had a net loss of $13.2 million for the nine months ended September 30, 2017, and $25.2 million and $26.6 million for the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017, we had an accumulated deficit of $161.7 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

All of our revenue has been generated from our PROPEL® family of steroid releasing implants. We are completely dependent on the success of these products and if these products fail to continue to experience expanded adoption, our business will suffer.

We started selling PROPEL® in August 2011, PROPEL® Mini in November 2012 and PROPEL® Contour in February 2017, collectively referred to as our PROPEL family of products. We expect that sales of these products, and potentially, SINUVATM – if approved by the FDA and introduced by us, will account for substantially all of our revenue for the foreseeable future. Our ability to become profitable will depend upon the commercial success of these products. We market these products primarily to ear, nose and throat, or ENT, physicians who may be slow, or fail to adopt our products or who may use our products in only a small percentage of their patients undergoing sinus surgery for a variety of reasons, including, among others:

•	lack of experience with our products;

•	lack of adequate coverage and/or reimbursement for hospitals, ambulatory surgery centers and physician offices;

•	lack of evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;

•	lack of clinical data supporting patient benefits beyond six months;

•	our inability to obtain reimbursement for our products from payors; and

•	liability risks generally associated with the use of new products and procedures.

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

Hospitals and ambulatory surgery centers that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the sinus surgery procedures in which our products are used. These healthcare providers bill patients for any related deductibles or co-payments. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our steroid releasing implants can impact the profit margin of the hospital or surgery center where the sinus surgery is performed. Some of our target customers may be unwilling to adopt our steroid releasing implants in light of the additional associated cost. Further, any decline in the amount payors reimburse our customers for sinus surgery procedures could make it difficult for existing customers to continue using, or to adopt, our steroid releasing implants. This could create additional pricing pressure for us.

All third-party payors, whether governmental or commercial, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost-control methods include prospective payment systems, bundled payment models, value-based payment models, capitated arrangements, group purchasing, benefit redesign, prior authorization processes and requirements for second opinions prior to major surgery. These cost-control methods also potentially limit the amount that healthcare providers may be willing to pay for medical devices.

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

For SINUVA, we expect to apply for a permanent HCPCS J code consistent with CMS timelines and requirements for physician-administered drugs used mostly in the office setting. Upon FDA approval and until such a product-specific code is assigned, we expect providers will be able to submit claims for reimbursement of SINUVA using an unassigned J code such as J3490, along with the designated NDC code for SINUVA since this is the common path for physician-administered drugs and SINUVA is regulated as a drug, not a device. Our ability to obtain new billing codes will depend, in part, on published clinical evidence, support from the ENT community and physician adoption of our technology. Although obtaining permanent billing codes may result in payment amounts that better reflect the costs and resources associated with the use of our products, we cannot ensure we will be successful in obtaining permanent codes, the assigned payment rates will be adequate nor that payors will cover these codes. Further, until permanent codes are assigned, the requirement to report an unassigned J code may have a negative impact upon physician adoption of SINUVA regardless of payor coverage.

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

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded companies, including Medtronic, Olympus, Johnson & Johnson, Stryker, Smith & Nephew, OptiNose and Entellus. Most of these companies enjoy several competitive advantages, including:

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

*Reimbursement in international markets may require us to undertake country-specific reimbursement activities, including additional clinical studies, which could be time-consuming and expensive and may not yield acceptable reimbursement rates.

In international markets, market acceptance of our products will likely depend in large part on the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and by region in some countries, and include both government-sponsored healthcare and private insurance. Securing separate payment for our products may require additional investment in clinical data to satisfy the requirements of health technology assessment organizations in these countries. We may not obtain international reimbursement approvals in a timely manner, if at all. In addition, even if we do obtain international reimbursement approvals, the level of reimbursement may not be enough to commercially justify expansion of our business into the approving jurisdiction. To the extent we or our customers are unable to obtain reimbursement for our steroid releasing implants in major international markets in which we seek to market and sell our products, our international revenue growth would be harmed, and our business and results of operations would be adversely affected.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights. An adverse determination in any such submission, proceeding or litigation may reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

The industries in which we operate in have been characterized by frequent and extensive intellectual property litigation. Additionally, the ENT market is extremely competitive. Our competitors, such as Medtronic, Olympus, Johnson & Johnson, Stryker, Smith & Nephew and Entellus, or other patent holders may assert that our steroid releasing implants and the methods employed in our steroid releasing implants are covered by their patents. If our steroid releasing implants or methods are found to infringe, we may be prevented from manufacturing or marketing our steroid releasing implants. In the event that we become involved in such a dispute, we may incur significant costs and expenses, may be prevented from marketing our products and may need to devote resources to resolving any claims, which would reduce the cash we have available for operations and may be distracting to management. If we lose a patent lawsuit, alleging our infringement of a competitor’s patents, we may be prevented from marketing our steroid releasing implants in one or more countries. We may also initiate litigation against third parties to protect our own intellectual property. Our intellectual property has not been tested in litigation. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which may undermine our competitive position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the Registrant and certain of its stockholders	S-1	333-196974	10.6	6/23/2014

10.1	Offer Letter by and between the registrant and Drake R. Parker, dated as of July 12, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2017	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)