Form 10-Q
period 2018-03-31
Intersect ENT, Inc.
filed 2018-05-03
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Shares of common stock outstanding as of April 30, 2018 were 30,135,746.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$10,526	$19,837
Short-term investments, available-for-sale	92,720	82,483
Accounts receivable, net	14,267	16,589
Inventory	8,498	8,474
Prepaid expenses and other current assets	2,126	2,908

Total current assets	128,137	130,291
Property and equipment, net	4,854	4,848
Other non-current assets	226	436

Total assets	$133,217	$135,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,870	$3,400
Accrued compensation	10,169	13,152
Other current liabilities	1,222	1,125

Total current liabilities	14,261	17,677
Deferred rent and other non-current liabilities	576	679

Total liabilities	14,837	18,356
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at March 31, 2018 and December 31, 2017;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at March 31, 2018 and December 31, 2017;
Issued and outstanding shares: 30,099 at March 31, 2018 and 29,678 at December 31, 2017	30	30
Additional paid-in capital	289,483	282,121
Accumulated other comprehensive loss	(157)	(92)
Accumulated deficit	(170,976)	(164,840)

Total stockholders’ equity	118,380	117,219

Total liabilities and stockholders’ equity	$133,217	$135,575

(1)	Amounts have been derived from the December 31, 2017 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$24,723	$20,474
Cost of sales	5,482	2,884

Gross profit	19,241	17,590
Operating expenses:
Selling, general and administrative	21,516	20,319
Research and development	4,273	4,220

Total operating expenses	25,789	24,539

Loss from operations	(6,548)	(6,949)
Interest income and other, net	412	268

Net loss	(6,136)	(6,681)
Other comprehensive (loss) income:
Unrealized (loss) gain on short-term investments	(65)	5

Comprehensive loss	$(6,201)	$(6,676)

Net loss per share, basic and diluted	$(0.21)	$(0.23)

Weighted average common shares used to compute net loss per share, basic and diluted	29,878	28,708

See accompanying notes to condensed financial statements.

INTERSECT ENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(6,136)	$(6,681)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	414	328
Stock-based compensation expense	3,138	2,303
Amortization of net investment (discount) premium	(83)	4
Changes in operating assets and liabilities:
Accounts receivable, net	2,322	2,093
Inventory	(24)	(1,486)
Prepaid expenses and other assets	144	(75)
Accounts payable	(406)	(863)
Accrued compensation	(2,983)	(829)
Deferred rent and other liabilities	(6)	(58)

Net cash used in operating activities	(3,620)	(5,264)
Investing activities:
Purchases of short-term investments	(31,502)	(22,174)
Maturities of short-term investments	21,282	28,536
Purchases of property and equipment	(344)	(454)

Net cash (used in) provided by investing activities	(10,564)	5,908
Financing activities:
Proceeds from issuance of common stock	4,873	136

Net cash provided by financing activities	4,873	136

Net (decrease) increase in cash and cash equivalents	(9,311)	780
Cash and cash equivalents:
Beginning of the period	19,837	9,859

End of the period	$10,526	$10,639

Non-cash investing activities:
Property and equipment included in accounts payable	$21	$101

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Description of Business

Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. The Company’s approved products are steroid releasing implants designed to treat the spectrum of needs among patients who are managed by ear, nose and throat (“ENT”) physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States. The Company’s current commercial products comprise the PROPEL® family of products, which are PROPEL®, PROPEL® Mini and PROPEL® Contour. The PROPEL family of products are used predominantly in hospitals and ambulatory surgical settings, although they may also be used in the physician office setting of care. In addition to these commercial products, the Company received approval in December 2017 from the U.S. Food and Drug Administration (“FDA”) to market another steroid releasing implant, SINUVATM (mometasone furoate) Sinus Implant, and in April 2018, the Company announced the U.S. commercial availability of SINUVA. SINUVA is designed for use in the physician’s office for treatment of patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps.

2.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of March 31, 2018, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2018 and 2017. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2017 filed with the SEC on February 28, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its revenue related allowances, common stock valuation and related stock-based compensation, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, except as described below.

Revenue Recognition

The Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the cumulative effect transition method. The adoption did not have an effect on the Company’s financial condition or results of operations as of the adoption date and therefore no cumulative effect adjustment was required to reflect the transition requirements of Topic 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods promised within each contract and determines those that are performance obligations, and assesses whether each promised good is distinct. The contracts are typically in the form of a purchase order from the customer. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. The Company expenses shipping and handling costs as incurred and includes them in the cost of sales. In those cases where shipping and handling costs are billed to customers, the Company classifies the amounts billed as a component of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. The Company expenses any incremental costs of obtaining a contract as and when incurred as the expected amortization period of the incremental costs would have been less than one year.

The PROPEL family of products are regulated by the FDA as medical devices. The Company recognizes revenue through sales of its PROPEL family of products to hospitals and ambulatory surgery centers located almost entirely in the United States when control of the product is transferred to the customer, typically upon shipment of goods to the customer, satisfying the Company’s only performance obligation.

The FDA has approved SINUVA as a pharmaceutical product and it is therefore regulated as such. The Company sells SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, (“Resellers”). These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying the Company’s only performance obligation. The Company recognizes product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, the Company enters into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts include prompt pay discounts, Medicaid rebates, chargebacks related to Federal Supply Schedule of the General Services Administration and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between the Company and its direct or indirect customers relating to the Company’s sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration the Company’s historical experience, the shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In the balance sheet, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.

Recent Accounting Pronouncements

There have been no significant changes to the disclosures in the recent accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable	$14,408	$16,739
Allowance for doubtful accounts	(141)	(150)

	$14,267	$16,589

Inventory (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,358	$1,221
Work-in-process	144	302
Finished goods	6,996	6,951

	$8,498	$8,474

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$8,252	$—	$—	$8,252	$7,646	$—	$—	$7,646
Money market funds	2,274	—	—	2,274	12,191	—	—	12,191
Corporate debt securities	63,815	—	(132)	63,683	61,695	1	(69)	61,627
Commercial paper	29,062	2	(27)	29,037	20,880	—	(24)	20,856

	$103,403	$2	$(159)	$103,246	$102,412	$1	$(93)	$102,320

Reported as:
Cash and cash equivalents				$10,526				$19,837
Short-term investments, available-for-sale				92,720				82,483

				$103,246				$102,320

As of March 31, 2018 and December 31, 2017, the Company had no investments with a contractual maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2018 and year ended December 31, 2017. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$8,252	$—	$—	$8,252	$7,646	$—	$—	$7,646
Money market funds	2,274	—	—	2,274	12,191	—	—	12,191
Corporate debt securities	—	63,683	—	63,683	—	61,627	—	61,627
Commercial paper	—	29,037	—	29,037	—	20,856	—	20,856

	$10,526	$92,720	$—	$103,246	$19,837	$82,483	$—	$102,320

Reported as:
Cash and cash equivalents				$10,526				$19,837
Short-term investments, available-for-sale				92,720				82,483

				$103,246				$102,320

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2018 and year ended December 31, 2017.

6.	Stock-based Compensation Expense

2014 Equity Incentive Plan

In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2018, the total number of shares of common stock reserved for issuance increased by 889,393 shares to 8,045,514 shares.

A summary of the Company’s stock option activity and related information (options in thousands):

	Three Months Ended March 31, 2018
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,788	$16.28
Granted	653	35.09
Exercised	(334)	12.64
Forfeited	(20)	18.69

Outstanding, end of period	4,087	19.58

Exercisable	1,769	15.56

As of March 31, 2018, the aggregate pre-tax intrinsic value of options outstanding was $80.6 million and options outstanding and exercisable was $42.0 million, the weighted-average remaining contractual term of options outstanding was 8.1 years and options outstanding and exercisable was 7.1 years. The aggregate pre-tax intrinsic value of options exercised was $7.9 million and $1.1 million during the three months ended March 31, 2018 and 2017, respectively.

A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Three Months Ended March 31, 2018
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	275	$13.65
Awarded	185	35.29
Vested	(87)	13.05
Forfeited	(2)	13.05

Outstanding, end of period	371	24.56

As of March 31, 2018, the aggregate pre-tax intrinsic value of RSUs outstanding was $14.6 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 2.6 years.

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$260	$219
Selling, general and administrative	2,366	1,698
Research and development	512	386

	$3,138	$2,303

As of March 31, 2018, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2022 related to unvested employee stock-based awards was $31.9 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. During the three months ended March 31, 2018, no shares were issued.

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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended March 31,
	2018	2017
Common stock options	4,087	4,427
RSUs	371	271
ESPP shares	190	221

	4,648	4,919

8.	Commitments and Contingencies

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

9.	Income Taxes

The Company has a history of losses, and expects to record a loss in 2018, and therefore has not recorded a provision for income taxes.

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

The Company has not historically had significant non-U.S. operations and, as such, the only significant impact of the Tax Act for the Company will be the reduction in the U.S. corporate tax rate. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of March 31, 2018, due to the complexities of the new law, we have not yet completed our accounting for all the tax effects of the Tax Act, however, we have made a reasonable estimate of the effects on our existing deferred tax balances. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our provisional estimates may also be adjusted as we gain a more thorough understanding of the tax law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. All forward-looking statements are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed financial statements, related notes and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed financial statements and the related notes that appear elsewhere in this report, as well as our financial statements and related notes included in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on February 28, 2018.

When we refer to “we,” “our,” “us” or “Intersect ENT” in this Quarterly Report on Form 10-Q, we mean Intersect ENT, Inc., unless otherwise expressly stated or the context otherwise requires.

Overview

We are a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. Our approved products are steroid releasing implants designed to treat the spectrum of needs among patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. We are currently marketing our PROPEL® family of products, consisting of PROPEL®, PROPEL® Mini and PROPEL® Contour, which are used following sinus surgery to deliver steroid locally to treat inflammation and improve surgical outcomes. In addition to these commercial products, we received FDA approval to market our SINUVA™ Sinus Implant in December 2017 and, in April 2018, we announced the U.S. commercial availability of SINUVA. SINUVA is a new targeted approach to treating nasal polyp disease in patients who have had previous ethmoid sinus surgery.

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

Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. Reimbursement submissions to cover the cost of SINUVA are reported currently to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490. We have applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code.

We have expanded our sales organization and we intend to continue to grow our sales force in order to expand our communication of the benefits of our steroid releasing implants to our physician customers. We seek to grow our revenue by increasing the frequency of use of our products among current physician customers and by adding new physician users.

Components of Our Results of Operations

Revenue

Our revenue has been derived almost exclusively from the sales of our PROPEL family of products, with very limited sales of SINUVA beginning in March 2018. We expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. In addition, revenue from SINUVA may fluctuate because we recognize estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known.

Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the three months ended March 31, 2018 and 2017.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of compensation for personnel, including stock-based compensation, related to product development, regulatory affairs, clinical and medical affairs, and allocated facilities and information technology expenses. R&D expenses also may include expenses for clinical studies related to clinical trial design, site reimbursement, data management, travel expenses and the cost of manufacturing products for clinical trials. Finally, R&D expenses also include expenses related to the development of products and technologies such as consulting services and supplies. We expect R&D expenses to remain at a consistent level in absolute dollars for the foreseeable future as we continue to seek to develop and commercialize new products and enhance our current products.

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

We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in our Annual Report, except as described below.

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the cumulative effect transition method. The adoption did not have an effect on our financial condition or results of operations as of the adoption date and therefore no cumulative effect adjustment was required to reflect the transition requirements of Topic 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under Topic 606, we recognize revenue when our customer obtains control of promised goods in an amount that reflects the consideration which we expect to receive in exchange for those goods. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods promised within each contract and determine those that are performance obligations, and assess whether each promised good is distinct. The contracts are typically in the form of a purchase order from the customer. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. We must make assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. The amount of variable consideration that is included in the net sales price may be constrained, and is included in the net sales price, or transaction price, only to the extent that we estimate it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We expense shipping and handling costs as incurred and include them in the cost of sales. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. We expense any incremental costs of obtaining a contract as and when incurred as the expected amortization period of the incremental costs would have been less than one year.

The PROPEL family of products are regulated by the FDA as medical devices. We recognize revenue through sales of our PROPEL family of products to hospitals and ambulatory surgery centers located almost entirely in the United States when control of the product is transferred to the customer, typically upon shipment of goods to the customer, satisfying our only performance obligation.

The FDA has approved SINUVA as a pharmaceutical product and it is therefore regulated as such. We sell SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, or Resellers. These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying our only performance obligation. We also recognize product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, we enter into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts include prompt pay discounts, Medicaid rebates, chargebacks related to Federal Supply Schedule of the General Services Administration and 340B of the Public Health Service Act as

well as other allowances that may be offered within contracts between us and our direct or indirect customers relating to our sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration our historical experience, the shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In the balance sheet, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.

Recent Accounting Pronouncements

See Note 2 of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the three months ended March 31, 2018.

Results of Operations

	Three Months Ended March 31,
	2018	2017
(in thousands, except percentages)
Revenue	$24,723	$20,474
Cost of sales	5,482	2,884

Gross profit	19,241	17,590
Gross margin	78%	86%
Operating expenses:
Selling, general and administrative	21,516	20,319
Research and development	4,273	4,220

Total operating expenses	25,789	24,539

Loss from operations	(6,548)	(6,949)
Interest income and other, net	412	268

Net loss	$(6,136)	$(6,681)

Comparison of the Three Months ended March 31, 2018 and 2017

Revenue

Revenue increased $4.2 million, or 21%, to $24.7 million during the three months ended March 31, 2018, compared to $20.5 million during the three months ended March 31, 2017. The growth in revenue was attributable to an increase in unit sales of our PROPEL family of products, driven by sales of PROPEL Contour which was approved by the FDA in February 2017, and to a lesser degree, an increase in the average selling price of our PROPEL family of products.

Cost of Sales and Gross Margin

Cost of sales increased $2.6 million, or 90%, to $5.5 million during the three months ended March 31, 2018, compared to $2.9 million during the three months ended March 31, 2017. The increase in cost of sales was primarily attributable to one-time charges related to our decision not to commercialize the initial SINUVA production output and to inefficiencies associated with ramping up production of SINUVA and PROPEL Contour, and the growth in the number of units sold.

Gross margin for the three months ended March 31, 2018, decreased to 78%, compared to 86% for the three months ended March 31, 2017. The decrease in gross margin for the three months ended March 31, 2018 was primarily attributable to one-time charges related to our decision not to commercialize the initial SINUVA production output, which accounted for approximately 4% of the decrease in gross margin, increased overhead associated with the addition of SINUVA and PROPEL Contour manufacturing capacity and inefficiencies associated with ramping up production of SINUVA and PROPEL Contour. In addition, the three months ended March 31, 2017 benefitted from sales of PROPEL Contour that was manufactured prior to FDA approval in the three months ended December 31, 2016, and therefore expensed at that time, which accounted for 1% of the gross margin decrease for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Selling, General and Administrative Expenses

SG&A expenses increased $1.2 million, or 6%, to $21.5 million during the three months ended March 31, 2018, compared to $20.3 million during the three months ended March 31, 2017. The increase in SG&A expenses was primarily due to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and to prepare for the commercial launch of SINUVA.

Research and Development Expenses

R&D expenses increased $0.1 million, or 1%, to $4.3 million during the three months ended March 31, 2018, compared to $4.2 million during the three months ended March 31, 2017.

Interest Income and Other, Net

Interest income and other, net, increased $0.1 million to $0.4 million during the three months ended March 31, 2018, compared to $0.3 million during the three months ended March 31, 2017. The increase in interest income and other, net, was primarily attributable to higher interest rates earned on our investments.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $103.2 million, compared to cash, cash equivalents and short-term investments of $102.3 million as of December 31, 2017.

Cash Flows

	Three Months Ended March 31,
	2018	2017
(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,620)	$(5,264)
Investing activities	(10,564)	5,908
Financing activities	4,873	136

Net (decrease) increase in cash and cash equivalents	$(9,311)	$780

Net Cash Used in Operating Activities

During the three months ended March 31, 2018, net cash used in operating activities was $3.6 million, consisting primarily of a net loss of $6.1 million and an increase in net operating assets of $1.0 million, partially offset by non-cash charges of $3.5 million. The cash used in operations was due primarily to an increase in headcount to support the ongoing commercialization of our PROPEL family of products and to prepare for the launch of SINUVA. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to a decrease in accrued compensation from the payment of accrued year-end bonuses, partially offset by a decrease in accounts receivable.

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

Net Cash (Used in) Provided by Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was $10.6 million, consisting primarily of net purchases of short-term investments, available-for-sale.

During the three months ended March 31, 2017, net cash provided by investing activities was $5.9 million, consisting of net maturities of short-term investments, available-for-sale, of $6.4 million, partially offset by purchases of property and equipment of $0.5 million.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was $4.9 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

During the three months ended March 31, 2017, net cash provided by financing activities was $0.1 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of March 31, 2018, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. Beyond that, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2017, were $9.3 million, as reported in our Annual Report. Our contractual obligations as of March 31, 2018, have not materially changed from December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $103.2 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at March 31, 2018 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of March 31, 2018, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States and of SINUVA to specialty pharmacies and specialty distributors in the United States. No single customer represented more than 10% of our accounts receivable as of March 31, 2018 and December 31, 2017.

Foreign Currency Risk

Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. We incurred a net loss of $6.1 million for the three months ended March 31, 2018, and $16.4 million and $25.2 million for the years ended December 31, 2017 and 2016, respectively. As of March 31, 2018, we had an accumulated deficit of $171.0 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

Almost all of our revenue has been generated from our PROPEL® family of steroid releasing implants. Our revenue is completely dependent on the success of these products and of our newly approved product, SINUVA, and if these products fail to grow or to continue experiencing expanded adoption, our business will suffer.

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

Effective January 1, 2017, the Centers for Medicare & Medicaid Services, or CMS, assigned upper airway procedures, which includes sinus surgery, to a comprehensive Ambulatory Payment Classification, or APC, for procedures performed in the hospital outpatient department setting. With this assignment, the reimbursement per case was set at a fixed amount regardless of the number of procedures performed during that encounter. As a result, for Medicare patients, while payment increased for encounters involving one or two procedures, payment for encounters with three or more procedures, which are commonly associated with the use of our products, declined significantly below the prior average reimbursement amount. Some commercial payors may peg their rates directly to Medicare rates or use these rates as a reference for facility contract negotiations. If, as a result of this CMS ruling, hospitals are unable to receive adequate reimbursement to support the use of our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. We cannot predict how pending and future healthcare legislation and regulations will impact our business and any changes that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

The existence of adequate coverage and reimbursement will be important for sales of our products in the office setting of care. Inadequate coverage and reimbursement policies for our products could affect the adoption of our products and our future revenue.

We are beginning to commercialize SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies will seek reimbursement for the product using an unassigned J Code. We do not have experience with this reimbursement and do not know how effective this approach will be in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. We have applied for a product specific code from CMS and we do not know if we will be successful in securing a product specific code for SINUVA. Furthermore, patients may have to pay a co-pay toward the product and the procedure, and we do not know if they will want to do that, which could impact the adoption of SINUVA.

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

SINUVA is now available commercially and we do not know whether the results of SINUVA’s use will be consistent with the results from our clinical studies.

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

If our third-party suppliers fail to deliver the required commercial quantities of materials or provide required services, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of our products and the development of our product candidates would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects.

We rely on specialty pharmacies and specialty distributors for distribution of SINUVA in the United States, and the failure of those specialty pharmacies and specialty distributors to distribute SINUVA effectively would adversely affect sales of SINUVA.

We have historically relied on our internal sales channel to sell our products. However, we rely on specialty pharmacies and specialty distributors for the distribution of SINUVA in the United States. A specialty pharmacy is a pharmacy that specializes in the dispensing, and a specialty distributor that specializes in the distribution, of medications for complex or chronic conditions, which often require a high level of patient education, physician administration and ongoing management. The use of specialty pharmacies and specialty distributors involves certain risks, including, but not limited to, risks that these specialty entities will:

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

The prevalence of sinus procedures being performed in the office has increased since sinus dilation products for use in the office setting received Category I CPT codes in 2011. As a result, the number of companies selling sinus dilation products has increased and well-known companies such as Medtronic, Entellus (which was acquired by Stryker in February 2018) and Johnson & Johnson have begun to sell sinus dilation products. This has led to increased marketing investments to sell these sinus dilation products in an attempt to not only grow the overall sinus procedure market but also to shift procedures from the operating room to the office. If more patients are treated for chronic sinusitis in a physician’s office with a sinus dilation product rather than through FESS procedures in the operating room, the volume of FESS procedures performed may not grow as anticipated and our ability to sell our products may be harmed.

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

SINUVA is our first commercially available product that is regulated as a drug. To sell this product, we are expanding the scope of our operations to comply with manufacturing and regulatory requirements of a drug. We are also adding a network of specialty pharmacies and specialty distributors to support product access, and adding internal or external capabilities to handle new operational requirements. We are relying on one integrated sales force to sell all our products. We will remain subject to ongoing inspection by regulatory agencies and must maintain compliance with both device and drug regulatory requirements for Quality Systems Regulation and Good Manufacturing Practice compliance, respectively.

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

We cannot commercialize our product candidates until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. Regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for product candidates. Additional delays may result if product candidates are brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of product candidates. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;

•	regulatory authorities may not find the data from clinical studies sufficient or may differ in the interpretation of the data;

•	regulatory authorities may require additional clinical studies;

•	the FDA or foreign regulatory authority might not approve our manufacturing processes or facilities for clinical or commercial production;

•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;

•	the FDA or foreign regulatory authorities may disagree with the design or implementation of our clinical studies;

•	the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from that in the United States;

•	the results of clinical studies may not meet the level of statistical significance required by the FDA or foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and

•	the data collection from clinical studies of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the United States or elsewhere.

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

From time to time, the Financial Accounting Standards Board, or FASB, issues new accounting principles. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, with amendments in 2015 and 2016, which created a new Accounting Standards Codification Topic 606, or Topic 606, that replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles, or GAAP, when it became effective for us on January 1, 2018. We have completed our assessment of the potential effects of the new standard and the adoption of this standard did not have an effect on our financial statements, revenue recognition policies and disclosures. Under Topic 606, more judgment and estimates will be required within the revenue recognition process than were previously required under GAAP. Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to the Financial Statements for additional information about this and other recent accounting pronouncements. Changes to existing rules, or changes to the interpretations of existing rules, including, but not limited to, the changes within Topic 606, could lead to changes in our accounting policies and systems. Such changes could materially adversely affect our reported financial results and stock price.

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

Dated: May 3, 2018	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)