Form 10-Q
period 2018-06-30
Intersect ENT, Inc.
filed 2018-08-03
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Shares of common stock outstanding as of July 31, 2018 were 30,454,533.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$11,803	$19,837
Short-term investments, available-for-sale	93,094	82,483
Accounts receivable, net	14,640	16,589
Inventory	9,133	8,474
Prepaid expenses and other current assets	1,893	2,908

Total current assets	130,563	130,291
Property and equipment, net	4,656	4,848
Other non-current assets	369	436

Total assets	$135,588	$135,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,967	$3,400
Accrued compensation	8,698	13,152
Other current liabilities	1,073	1,125

Total current liabilities	12,738	17,677
Deferred rent and other non-current liabilities	471	679

Total liabilities	13,209	18,356

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at June 30, 2018 and December 31, 2017;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at June 30, 2018 and December 31, 2017;
Issued and outstanding shares: 30,435 at June 30, 2018 and 29,678 at December 31, 2017	30	30
Additional paid-in capital	297,572	282,121
Accumulated other comprehensive loss	(87)	(92)
Accumulated deficit	(175,136)	(164,840)

Total stockholders’ equity	122,379	117,219

Total liabilities and stockholders’ equity	$135,588	$135,575

(1)	Amounts have been derived from the December 31, 2017 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$26,300	$23,985	$51,023	$44,459
Cost of sales	5,558	3,684	11,040	6,568

Gross profit	20,742	20,301	39,983	37,891

Operating expenses:
Selling, general and administrative	21,005	18,682	42,521	39,001
Research and development	4,374	4,176	8,647	8,396

Total operating expenses	25,379	22,858	51,168	47,397

Loss from operations	(4,637)	(2,557)	(11,185)	(9,506)
Interest income and other, net	477	288	889	556

Net loss	(4,160)	(2,269)	(10,296)	(8,950)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	70	(8)	5	(3)

Comprehensive loss	$(4,090)	$(2,277)	$(10,291)	$(8,953)

Net loss per share, basic and diluted	$(0.14)	$(0.08)	$(0.34)	$(0.31)

Weighted average common shares used to compute net loss per share, basic and diluted	30,264	28,950	30,072	28,830

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(10,296)	$(8,950)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	837	689
Stock-based compensation expense	6,743	4,772
Amortization of net investment discount	(254)	(15)
Changes in operating assets and liabilities:
Accounts receivable, net	1,949	2,168
Inventory	(659)	(2,366)
Prepaid expenses and other assets	375	(90)
Accounts payable	(470)	(645)
Accrued compensation	(4,454)	(1,204)
Deferred rent and other liabilities	(260)	(196)

Net cash used in operating activities	(6,489)	(5,837)

Investing activities:
Purchases of short-term investments	(68,583)	(61,592)
Maturities of short-term investments	58,232	69,680
Purchases of property and equipment	(549)	(981)

Net cash (used in) provided by investing activities	(10,900)	7,107

Financing activities:
Proceeds from issuance of common stock	9,355	2,894

Net cash provided by financing activities	9,355	2,894

Net (decrease) increase in cash and cash equivalents	(8,034)	4,164
Cash and cash equivalents:
Beginning of the period	19,837	9,859

End of the period	$11,803	$14,023

Non-cash investing activities:
Property and equipment included in accounts payable	$183	$121

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Description of Business

Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. The Company’s approved products are steroid releasing implants designed to treat the spectrum of needs among patients who are managed by ear, nose and throat (“ENT”) physicians for chronic sinusitis. The Company’s current commercial products comprise the PROPEL® family of products, which are PROPEL®, PROPEL® Mini and PROPEL® Contour. The PROPEL family of products are used predominantly in hospitals and ambulatory surgical settings, although they may also be used in the physician office setting of care. In addition to these commercial products, the Company received approval in December 2017 from the U.S. Food and Drug Administration (“FDA”) to market another steroid releasing implant, SINUVA® (mometasone furoate) Sinus Implant, and in April 2018, the Company announced the U.S. commercial availability of SINUVA. SINUVA is designed for use in the physician’s office for treatment of patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps.

2.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These financial statements include the accounts of the Company and its consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The functional currency of Intersect ENT GmbH, which the Company established in June 2018, is the U.S. dollar. Transaction gains and losses are included in interest income and other, net, on the Company’s statements of operations.

The interim financial data as of June 30, 2018, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2018 and 2017. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2017 filed with the SEC on February 28, 2018.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, except as described below.

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

Recent Accounting Pronouncements

There have been no significant changes to the disclosures in the recent accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report.

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable	$14,748	$16,739
Allowance for doubtful accounts	(108)	(150)

	$14,640	$16,589

Inventory (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,515	$1,221
Work-in-process	279	302
Finished goods	7,339	6,951

	$9,133	$8,474

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	June 30, 2018				December 31, 2017
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$9,379	$—	$—	$9,379	$7,646	$—	$—	$7,646
Money market funds	2,424	—	—	2,424	12,191	—	—	12,191
Corporate debt securities	46,605	—	(79)	46,526	61,695	1	(69)	61,627
Commercial paper	46,576	4	(12)	46,568	20,880	—	(24)	20,856

	$104,984	$4	$(91)	$104,897	$102,412	$1	$(93)	$102,320

Reported as:
Cash and cash equivalents				$11,803				$19,837
Short-term investments, available-for-sale				93,094				82,483

				$104,897				$102,320

As of June 30, 2018 and December 31, 2017, the Company had no investments with a contractual maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2018 and year ended December 31, 2017. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$9,379	$—	$—	$9,379	$7,646	$—	$—	$7,646
Money market funds	2,424	—	—	2,424	12,191	—	—	12,191
Corporate debt securities	—	46,526	—	46,526	—	61,627	—	61,627
Commercial paper	—	46,568	—	46,568	—	20,856	—	20,856

	$11,803	$93,094	$—	$104,897	$19,837	$82,483	$—	$102,320

Reported as:
Cash and cash equivalents				$11,803				$19,837
Short-term investments, available-for-sale				93,094				82,483

				$104,897				$102,320

There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2018 and year ended December 31, 2017.

6.	Stock-based Compensation Expense

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

A summary of the Company’s stock option activity and related information (options in thousands):

	Six Months Ended June 30, 2018
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,788	$16.28
Granted	695	35.43
Exercised	(571)	13.38
Forfeited	(93)	21.87

Outstanding, end of period	3,819	20.07

Exercisable	1,738	16.03

As of June 30, 2018, the aggregate pre-tax intrinsic value of options outstanding was $66.5 million and options outstanding and exercisable was $37.2 million, the weighted-average remaining contractual term of options outstanding was 7.8 years and options outstanding and exercisable was 6.9 years. The aggregate pre-tax intrinsic value of options exercised was $13.8 million and $6.8 million during the six months ended June 30, 2018 and 2017, respectively.

A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Six Months Ended June 30, 2018
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	275	$13.65
Awarded	194	35.61
Vested	(100)	14.71
Forfeited	(15)	22.69

Outstanding, end of period	354	24.98

As of June 30, 2018, the aggregate pre-tax intrinsic value of RSUs outstanding was $13.3 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 2.3 years.

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$330	$229	$590	$448
Selling, general and administrative	2,646	1,826	5,012	3,524
Research and development	629	414	1,141	800

	$3,605	$2,469	$6,743	$4,772

As of June 30, 2018, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2022 related to unvested employee stock-based awards was $28.4 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.6 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”). A total of 86,571 shares were issued during the six months ended June 30, 2018.

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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock options	3,819	4,093	3,819	4,093
RSUs	354	285	354	285
ESPP shares	102	260	102	260

	4,275	4,638	4,275	4,638

8.	Commitments and Contingencies

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

The Company has not historically had significant non-U.S. operations and, as such, the only significant impact of the Tax Act for the Company will be the reduction in the U.S. corporate tax rate. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of June 30, 2018, due to the complexities of the new law, we have not yet completed our accounting for all the tax effects of the Tax Act, however, we have made a reasonable estimate of the effects on our existing deferred tax balances. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our provisional estimates may also be adjusted as we gain a more thorough understanding of the tax law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. All forward-looking statements are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed consolidated financial statements, related notes and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report, as well as our financial statements and related notes included in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on February 28, 2018.

When we refer to “we,” “our,” “us” or “Intersect ENT” in this Quarterly Report on Form 10-Q, we mean Intersect ENT, Inc., unless otherwise expressly stated or the context otherwise requires.

Overview

We are a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. Our approved products are steroid releasing implants designed to treat the spectrum of needs among patients who are managed by ENT physicians for chronic sinusitis, one of the most prevalent chronic diseases in the United States and one of the most costly conditions for U.S. employers. We are currently marketing our PROPEL® family of products, consisting of PROPEL®, PROPEL® Mini and PROPEL® Contour, which are used following sinus surgery to deliver steroid locally to treat inflammation and improve surgical outcomes. In addition to these commercial products, we received FDA approval to market our SINUVA® Sinus Implant in December 2017 and, in April 2018, we announced the U.S. commercial availability of SINUVA. SINUVA is a targeted approach to treating nasal polyp disease in patients who have had previous ethmoid sinus surgery.

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

Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. Reimbursement submissions to cover the cost of SINUVA are reported currently to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490. We have applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA.

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

Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2018 and 2017.

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

Our gross margin has been and will continue to be affected by a variety of factors, including production volumes, average selling prices, manufacturing costs, product yields and, to a lesser extent, the implementation of cost-reduction strategies. We expect our gross margin to fluctuate based on changes in the average selling price and the manufacturing costs of our products. Manufacturing cost will change as our production volume changes. The per unit allocation of our manufacturing overhead costs may decrease as production volume increases until we increase our manufacturing capacity or introduce additional products, at which point the per unit allocation of our manufacturing overhead costs may increase due to the additional costs of our expanded manufacturing operations.

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

We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our significant accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies described in our Annual Report, except as described below.

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

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the six months ended June 30, 2018.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in thousands, except percentages)
Revenue	$26,300	$23,985	$51,023	$44,459
Cost of sales	5,558	3,684	11,040	6,568

Gross profit	20,742	20,301	39,983	37,891
Gross margin	79%	85%	78%	85%

Operating expenses:
Selling, general and administrative	21,005	18,682	42,521	39,001
Research and development	4,374	4,176	8,647	8,396

Total operating expenses	25,379	22,858	51,168	47,397

Loss from operations	(4,637)	(2,557)	(11,185)	(9,506)
Interest income and other, net	477	288	889	556

Net loss	$(4,160)	$(2,269)	$(10,296)	$(8,950)

Comparison of the Three and Six Months ended June 30, 2018 and 2017

Revenue

Revenue increased $2.3 million, or 10%, to $26.3 million during the three months ended June 30, 2018, compared to $24.0 million during the three months ended June 30, 2017, and increased $6.5 million, or 15%, to $51.0 million during the six months ended June 30, 2018, compared to $44.5 million during the six months ended June 30, 2017. The growth in revenue was attributable to an increase in unit sales of our PROPEL family of products, driven by sales of PROPEL Contour which was approved by the FDA in February 2017, and to a lesser degree, limited sales of SINUVA, which contributed 2% to 2018 revenue, and an increase in the average selling price of our PROPEL family of products.

Cost of Sales and Gross Margin

Cost of sales increased $1.9 million, or 51%, to $5.6 million during the three months ended June 30, 2018, compared to $3.7 million during the three months ended June 30, 2017, and increased $4.4 million, or 68%, to $11.0 million during the six months ended June 30, 2018, compared to $6.6 million during the six months ended June 30, 2017.

The increase in cost of sales for the three months ended June 30, 2018 was primarily attributable to increased overhead associated with the addition of SINUVA and PROPEL Contour manufacturing capacity, inefficiencies associated with ramping up production of SINUVA and PROPEL Contour and the growth in the number of units sold. The increase in cost of sales for the six months ended June 30, 2018 was primarily attributable to charges related to our decision not to commercialize the initial SINUVA production output, increased overhead associated with the addition of SINUVA and PROPEL Contour manufacturing capacity, inefficiencies associated with ramping up production of SINUVA and PROPEL Contour, and the growth in the number of units sold.

Gross margin for the three months ended June 30, 2018, decreased to 79% compared to 85% for the three months ended June 30, 2017, and for the six months ended June 30, 2018, decreased to 78% compared to 85% for the six months ended June 30, 2017.

The decrease in gross margin for the three months ended June 30, 2018 was primarily attributable to increased overhead associated with the addition of SINUVA and PROPEL Contour manufacturing capacity and inefficiencies associated with ramping up production of SINUVA and PROPEL Contour. The decrease in gross margin for the six months ended June 30, 2018 was primarily attributable to charges related to our decision not to commercialize the initial SINUVA production output, which accounted for approximately 2% of the decrease in gross margin, increased overhead associated with the addition of SINUVA and PROPEL Contour manufacturing capacity and inefficiencies associated with ramping up production of SINUVA and PROPEL Contour. In addition, the three and six months ended June 30, 2017 benefitted from sales of PROPEL Contour that was manufactured prior to FDA approval in the three months ended December 31, 2016, and therefore expensed at that time.

Selling, General and Administrative Expenses

SG&A expenses increased $2.3 million, or 12%, to $21.0 million during the three months ended June 30, 2018, compared to $18.7 million during the three months ended June 30, 2017, and increased $3.5 million, or 9%, to $42.5 million during the six months ended June 30, 2018, compared to $39.0 million during the six months ended June 30, 2017. The increase in SG&A expenses was primarily due to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the commercial launch of SINUVA, which was approved by the FDA in December 2017.

Research and Development Expenses

R&D expenses increased $0.2 million, or 5%, to $4.4 million during the three months ended June 30, 2018, compared to $4.2 million during the three months ended June 30, 2017, and increased $0.2 million, or 3%, to $8.6 million during the six months ended June 30, 2018, compared to $8.4 million during the six months ended June 30, 2017. The increase in R&D expenses was due to an increase in clinical expenses.

Interest Income and Other, Net

Interest income and other, net, increased $0.2 million to $0.5 million during the three months ended June 30, 2018, compared to $0.3 million during the three months ended June 30, 2017, and increased $0.3 million to $0.9 million during the six months ended June 30, 2018, compared to $0.6 million during the six months ended June 30, 2017. The increase in interest income and other, net, was primarily attributable to higher interest rates earned on our investments.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $104.9 million, compared to cash, cash equivalents and short-term investments of $102.3 million as of December 31, 2017.

Cash Flows

	Six Months Ended June 30,
	2018	2017
(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,489)	$(5,837)
Investing activities	(10,900)	7,107
Financing activities	9,355	2,894

Net (decrease) increase in cash and cash equivalents	$(8,034)	$4,164

Net Cash Used in Operating Activities

During the six months ended June 30, 2018, net cash used in operating activities was $6.5 million, consisting primarily of a net loss of $10.3 million and an increase in net operating assets of $3.5 million, partially offset by non-cash charges of $7.3 million. The cash used in operations was due primarily to an increase in headcount to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA which was approved by the FDA in December 2017. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to a decrease in accrued compensation from the payment of accrued year-end bonuses, partially offset by a decrease in accounts receivable.

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

Net Cash (Used in) Provided by Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $10.9 million, consisting primarily of net purchases of short-term investments, available-for-sale, of $10.4 million and purchases of property and equipment of $0.5 million.

During the six months ended June 30, 2017, net cash provided by investing activities was $7.1 million, consisting primarily of net maturities of short-term investments, available-for-sale, of $8.1 million, partially offset by purchases of property and equipment of $1.0 million.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $9.4 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.

During the six months ended June 30, 2017, net cash provided by financing activities was $2.9 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of June 30, 2018, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. Beyond that, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2017, were $9.3 million, as reported in our Annual Report. Our contractual obligations as of June 30, 2018, have not materially changed from December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $104.9 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at June 30, 2018 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of June 30, 2018, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States and of SINUVA to specialty pharmacies and specialty distributors in the United States. No single customer represented more than 10% of our accounts receivable as of June 30, 2018 and December 31, 2017.

Foreign Currency Risk

Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. We incurred a net loss of $10.3 million for the six months ended June 30, 2018, and $16.4 million and $25.2 million for the years ended December 31, 2017 and 2016, respectively. As of June 30, 2018, we had an accumulated deficit of $175.1 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

Our revenue is generated from our PROPEL® family of products and, to a lesser extent, SINUVA®. Our revenue is completely dependent on the success of these products, and if these products fail to grow or to continue experiencing expanded adoption, our business will suffer.

We started selling PROPEL® in August 2011, PROPEL® Mini in November 2012 and PROPEL® Contour in February 2017, collectively referred to as our PROPEL family of products. We expect that sales of these products, together with SINUVA, which we started selling in March 2018, will account for all of our revenue for the foreseeable future. In addition, our ability to become profitable will depend upon the commercial success of these products. We market our products primarily to ear, nose and throat, or ENT, physicians who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including, among others:

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

We believe that our existing cash, cash equivalents and short-term investments, revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date the financial statements are issued. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

10.1	Amendment to Offer Letter by and between the registrant and Drake R. Parker, dated as of April 3, 2018

10.2	Amended and Restated 2014 Employee Stock Purchase Plan, as approved by Stockholders’ on June 5, 2018

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: August 3, 2018	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)