Form 10-Q
period 2018-09-30
Intersect ENT, Inc.
filed 2018-11-05
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding as of October 31, 2018 were 30,555,262.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$10,152	$19,837
Short-term investments, available-for-sale	93,869	82,483
Accounts receivable, net	14,393	16,589
Inventory	11,101	8,474
Prepaid expenses and other current assets	2,520	2,908

Total current assets	132,035	130,291
Property and equipment, net	5,128	4,848
Other non-current assets	501	436

Total assets	$137,664	$135,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,018	$3,400
Accrued compensation	12,204	13,152
Other current liabilities	1,279	1,125

Total current liabilities	17,501	17,677
Deferred rent and other non-current liabilities	356	679

Total liabilities	17,857	18,356

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at September 30, 2018 and December 31, 2017;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at September 30, 2018 and December 31, 2017;
Issued and outstanding shares: 30,529 at September 30, 2018 and 29,678 at December 31, 2017	30	30
Additional paid-in capital	302,550	282,121
Accumulated other comprehensive loss	(41)	(92)
Accumulated deficit	(182,732)	(164,840)

Total stockholders’ equity	119,807	117,219

Total liabilities and stockholders’ equity	$137,664	$135,575

(1)	Amounts have been derived from the December 31, 2017 audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$24,666	$22,313	$75,689	$66,772
Cost of sales	5,202	3,808	16,242	10,376

Gross profit	19,464	18,505	59,447	56,396

Operating expenses:
Selling, general and administrative	22,760	18,746	65,281	57,747
Research and development	4,872	4,346	13,519	12,742

Total operating expenses	27,632	23,092	78,800	70,489

Loss from operations	(8,168)	(4,587)	(19,353)	(14,093)
Interest income and other, net	572	326	1,461	882

Net loss	(7,596)	(4,261)	(17,892)	(13,211)

Other comprehensive income (loss):
Unrealized gain on short-term investments, net	46	23	51	20

Comprehensive loss	$(7,550)	$(4,238)	$(17,841)	$(13,191)

Net loss per share, basic and diluted	$(0.25)	$(0.15)	$(0.59)	$(0.46)

Weighted average common shares used to compute net loss per share, basic and diluted	30,475	29,269	30,208	28,978

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(17,892)	$(13,211)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,279	1,074
Stock-based compensation expense	10,350	7,277
Amortization of net investment (discount) premium	(546)	11
Changes in operating assets and liabilities:
Accounts receivable, net	2,196	2,741
Inventory	(2,627)	(3,115)
Prepaid expenses and other assets	(255)	(238)
Accounts payable	230	(662)
Accrued compensation	(948)	1,084
Deferred rent and other liabilities	(169)	(267)

Net cash used in operating activities	(8,382)	(5,306)

Investing activities:
Purchases of short-term investments	(96,422)	(88,568)
Maturities of short-term investments	85,633	98,721
Purchases of property and equipment	(1,242)	(1,707)

Net cash (used in) provided by investing activities	(12,031)	8,446

Financing activities:
Proceeds from issuance of common stock through employee plans	10,728	5,557

Net cash provided by financing activities	10,728	5,557

Net (decrease) increase in cash and cash equivalents	(9,685)	8,697
Cash and cash equivalents:
Beginning of the period	19,837	9,859

End of the period	$10,152	$18,556

Non-cash investing activities:
Property and equipment included in accounts payable	$533	$97

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Description of Business

Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. The Company’s U.S. Food and Drug Administration (“FDA”) approved products are steroid releasing implants designed to treat patients suffering from chronic sinusitis who are managed by ear, nose and throat (“ENT”) physicians. These products include the PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers and SINUVA is designed to be used in the physician’s office setting of care to treat patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under the Premarket Approval (“PMA”) and SINUVA is a drug that was approved under a New Drug Application (“NDA”). In addition, Intersect ENT continues to invest in research and development of new products and product improvements. The Company expects to commence clinical trials in early 2019 of a randomized, blinded trial of a new pipeline product, the investigational ASCEND drug-coated balloon.

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

The interim financial data as of September 30, 2018, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2018 and 2017. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, except as described below.

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

The FDA has approved SINUVA as a pharmaceutical product and it is therefore regulated as such. The Company sells SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, (“Resellers”). These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying the Company’s only performance obligation. The Company recognizes product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, the Company enters into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts include prompt pay discounts, Medicaid rebates, chargebacks related to Federal Supply Schedule of the General Services Administration, Distribution and Pricing Agreement with the Department of Defense and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between the Company and its direct or indirect customers relating to the Company’s sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration the Company’s historical experience, the shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In the balance sheet, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.

Recent Accounting Pronouncements

There have been no significant changes to the disclosures in the recent accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its Annual Report, except as described below.

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides an alternative implementation method in addition to the current modified retrospective transition method for ASU No. 2016-2, Leases: Amendments to the FASB Accounting Standards Codification (“ASU 2016-2”), issued in February 2016. Under ASU 2018-11, an entity may elect to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under ASU 2016-2, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016-2 will require both types of leases to be recognized on the balance sheet. ASU 2016-2 also will require disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from the leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2016-2 on January 1, 2019 and intends to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption as permitted under 2018-11. Based on the Company’s work-to-date, the Company believes the adoption of ASU 2016-2 will have an effect on the Company’s financial statements. The Company is continuing to evaluate the full effect of the adoption of ASU 2016-2 on its financial statements and will continue to monitor industry activities and any additional guidance provided by regulators, standards setters or the accounting profession and may adjust the Company’s assessment and implementation plans accordingly.

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable	$14,499	$16,739
Allowance for doubtful accounts	(106)	(150)

	$14,393	$16,589

Inventory (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$2,136	$1,221
Work-in-process	283	302
Finished goods	8,682	6,951

	$11,101	$8,474

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	September 30, 2018				December 31, 2017
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$7,896	$—	$—	$7,896	$7,646	$—	$—	$7,646
Money market funds	2,256	—	—	2,256	12,191	—	—	12,191
Corporate debt securities	45,792	1	(34)	45,759	61,695	1	(69)	61,627
Commercial paper	48,118	2	(10)	48,110	20,880	—	(24)	20,856

	$104,062	$3	$(44)	$104,021	$102,412	$1	$(93)	$102,320

Reported as:
Cash and cash equivalents				$10,152				$19,837
Short-term investments, available-for-sale				93,869				82,483

				$104,021				$102,320

As of September 30, 2018 and December 31, 2017, the Company had no investments with a contractual maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2018 and year ended December 31, 2017. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$7,896	$—	$—	$7,896	$7,646	$—	$—	$7,646
Money market funds	2,256	—	—	2,256	12,191	—	—	12,191
Corporate debt securities	—	45,759	—	45,759	—	61,627	—	61,627
Commercial paper	—	48,110	—	48,110	—	20,856	—	20,856

	$10,152	$93,869	$—	$104,021	$19,837	$82,483	$—	$102,320

Reported as:
Cash and cash equivalents				$10,152				$19,837
Short-term investments, available-for-sale				93,869				82,483

				$104,021				$102,320

There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2018 and year ended December 31, 2017.

6.	Stock-based Compensation Expense

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

A summary of the Company’s stock option activity and related information (options in thousands):

	Nine Months Ended September 30, 2018
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,788	$16.28
Granted	756	35.06
Exercised	(665)	13.56
Forfeited	(187)	23.78

Outstanding, end of period	3,692	20.24

Exercisable	1,934	17.27

As of September 30, 2018, the aggregate intrinsic value of options outstanding was $36.0 million and options outstanding and exercisable was $22.8 million, the weighted-average remaining contractual term of options outstanding was 7.6 years and options outstanding and exercisable was 6.9 years. The aggregate intrinsic value of options exercised was $15.2 million and $11.2 million during the nine months ended September 30, 2018 and 2017, respectively.

A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Nine Months Ended September 30, 2018
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	275	$13.65
Awarded	194	35.61
Vested	(100)	14.71
Forfeited	(27)	25.57

Outstanding, end of period	342	24.83

As of September 30, 2018, the aggregate intrinsic value of RSUs outstanding was $9.8 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 2.1 years.

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$354	$222	$944	$670
Selling, general and administrative	2,566	1,863	7,578	5,387
Research and development	687	420	1,828	1,220

	$3,607	$2,505	$10,350	$7,277

As of September 30, 2018, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2022 related to unvested employee stock-based awards was $24.5 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”). A total of 86,571 shares were issued during the nine months ended September 30, 2018.

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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock options	3,692	3,962	3,692	3,962
RSUs	342	278	342	278
ESPP shares	102	260	102	260

	4,136	4,500	4,136	4,500

8.	Commitments and Contingencies

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

The Company has not historically had significant non-U.S. operations and, as such, the only significant impact of the Tax Act for the Company will be the reduction in the U.S. corporate tax rate. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of September 30, 2018, due to the complexities of the new law, the Company has not yet completed its accounting for all the tax effects of the Tax Act, however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s provisional estimates may also be adjusted as it gains a more thorough understanding of the tax law.

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

Overview

We are a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. Our FDA approved products are steroid releasing implants designed to treat patients suffering from chronic sinusitis who are managed by ENT physicians. These products include our PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers and SINUVA is designed to be used in the physician’s office setting of care to treat patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under the PMA and SINUVA is a drug that was approved under an NDA.

Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve. PROPEL’s safety and effectiveness is supported by Level 1-A clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. More than 250,000 patients have been treated with PROPEL products to-date.

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

Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. Reimbursement submissions to cover the cost of SINUVA may be reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490. We have applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA in the 2018 process but such code was not awarded.

We continue to invest in research and development of new products and product improvements and expect to commence clinical trials in early 2019 of a new pipeline product, the investigational ASCEND drug-coated balloon. If successful, we expect that ASCEND would be submitted to the FDA under the PMA pathway for potential approval. We believe that the ASCEND drug-coated balloon would be complementary to our current commercial products.

We are continuing to grow and develop our sales force in order to expand our communication of the benefits of our commercial products to our physician customers. We seek to grow our revenue by increasing the frequency of use of our products among current physician customers and by adding new physician users.

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

Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2018 and 2017.

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

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs and average selling prices, and we expect our gross margin to fluctuate based on changes in these factors. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may decrease as production volume increases until we increase our manufacturing capacity or introduce additional products, at which point the per unit allocation of our manufacturing overhead costs may increase due to the additional costs of our expanded manufacturing operations.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of compensation for personnel, including stock-based compensation, related to product development, regulatory affairs, clinical and medical affairs, and allocated facilities and information technology expenses. R&D expenses also may include expenses for clinical studies related to clinical trial design, site reimbursement, data management, travel expenses and the cost of manufacturing products for clinical trials. Finally, R&D expenses also include expenses related to the development of products and technologies such as consulting services and supplies. Although R&D expenses have fluctuated, we expect R&D expenses to remain at a relatively consistent level in absolute dollars for the foreseeable future as we continue to seek to develop and commercialize new products and enhance our current products.

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

We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our significant accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies described in our Annual Report, except as described below.

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

The FDA has approved SINUVA as a pharmaceutical product and it is therefore regulated as such. We sell SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, or Resellers. These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying our only performance obligation. We also recognize product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, we enter into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts include prompt pay discounts, Medicaid rebates, chargebacks related to Federal Supply Schedule of the General Services Administration, Distribution and Pricing Agreement with the Department of Defense and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between us and our direct or indirect customers relating to our sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration our historical experience, the shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In the balance sheet, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the nine months ended September 30, 2018.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	2018	2017
Revenue	$24,666	$22,313	$75,689	$66,772
Cost of sales	5,202	3,808	16,242	10,376

Gross profit	19,464	18,505	59,447	56,396
Gross margin	79%	83%	79%	84%
Operating expenses:
Selling, general and administrative	22,760	18,746	65,281	57,747
Research and development	4,872	4,346	13,519	12,742

Total operating expenses	27,632	23,092	78,800	70,489

Loss from operations	(8,168)	(4,587)	(19,353)	(14,093)
Interest income and other, net	572	326	1,461	882

Net loss	$(7,596)	$(4,261)	$(17,892)	$(13,211)

Comparison of the Three and Nine Months ended September 30, 2018 and 2017

Revenue

Revenue increased $2.4 million, or 11%, to $24.7 million during the three months ended September 30, 2018, compared to $22.3 million during the three months ended September 30, 2017, and increased $8.9 million, or 13%, to $75.7 million during the nine months ended September 30, 2018, compared to $66.8 million during the nine months ended September 30, 2017. The growth in revenue was attributable to an increase in unit sales and average selling price of our PROPEL family of products and to initial sales of SINUVA, which contributed 3% and 2% to revenue during the three and nine months ended September 30, 2018, respectively.

Cost of Sales and Gross Margin

Cost of sales increased $1.4 million, or 37%, to $5.2 million during the three months ended September 30, 2018, compared to $3.8 million during the three months ended September 30, 2017, and increased $5.8 million, or 57%, to $16.2 million during the nine months ended September 30, 2018, compared to $10.4 million during the nine months ended September 30, 2017.

The increase in cost of sales for the three months ended September 30, 2018 was primarily attributable to increased overhead associated with our expanded manufacturing capacity and inefficiencies associated with ramping up production of SINUVA and PROPEL Contour. In addition, we recognized a charge of $0.3 million related to a single PROPEL production lot that fell outside of specification due to an equipment malfunction. The increase in cost of sales for the nine months ended September 30, 2018 was primarily attributable to charges related to our decision not to commercialize the initial SINUVA production output, increased overhead associated with the addition of SINUVA and PROPEL Contour manufacturing capacity, inefficiencies associated with ramping up production of SINUVA and PROPEL Contour, and the growth in the number of units sold.

Gross margin for the three and nine months ended September 30, 2018 decreased to 79%, compared to 83% and 84% for the three and nine months ended September 30, 2017, respectively.

The decrease in gross margin for the three months ended September 30, 2018 was primarily attributable to the higher cost of sales, partially offset by an increase in the average selling price, and the PROPEL production lot charge accounted for approximately 1% of the decrease in gross margin. The decrease in gross margin for the nine months ended September 30, 2018 was primarily attributable to increased overhead associated with the expanded manufacturing and inefficiencies associated with ramping up production of SINUVA and PROPEL Contour In addition, a charge related to our decision not to commercialize the initial SINUVA production output and the PROPEL production lot charge accounted for approximately 1% of the decrease in gross margin. In addition, the nine months ended September 30, 2017 benefitted from sales of PROPEL Contour that was manufactured prior to FDA approval in the three months ended December 31, 2016, and therefore expensed at that time.

Selling, General and Administrative Expenses

SG&A expenses increased $4.1 million, or 21%, to $22.8 million during the three months ended September 30, 2018, compared to $18.7 million during the three months ended September 30, 2017, and increased $7.6 million, or 13%, to $65.3 million during the nine months ended September 30, 2018, compared to $57.7 million during the nine months ended September 30, 2017. The increase in SG&A expenses was due primarily to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the commercial launch of SINUVA, which was approved by the FDA in December 2017.

Research and Development Expenses

R&D expenses increased $0.6 million, or 12%, to $4.9 million during the three months ended September 30, 2018, compared to $4.3 million during the three months ended September 30, 2017, and increased $0.8 million, or 6%, to $13.5 million during the nine months ended September 30, 2018, compared to $12.7 million during the nine months ended September 30, 2017. The increase in R&D expenses was due to an increase in headcount and related expenses and clinical trial activities.

Interest Income and Other, Net

Interest income and other, net, increased $0.3 million to $0.6 million during the three months ended September 30, 2018, compared to $0.3 million during the three months ended September 30, 2017, and increased $0.6 million to $1.5 million during the nine months ended September 30, 2018, compared to $0.9 million during the nine months ended September 30, 2017. The increase in interest income and other, net, was attributable primarily to higher interest rates earned on our investments.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $104.0 million, compared to cash, cash equivalents and short-term investments of $102.3 million as of December 31, 2017.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(8,382)	$(5,306)
Investing activities	(12,031)	8,446
Financing activities	10,728	5,557

Net (decrease) increase in cash and cash equivalents	$(9,685)	$8,697

Net Cash Used in Operating Activities

During the nine months ended September 30, 2018, net cash used in operating activities was $8.4 million, consisting primarily of a net loss of $17.9 million and an increase in net operating assets of $1.6 million, partially offset by non-cash charges of $11.1 million. The cash used in operations was due primarily to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA in March 2018. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to an increase in inventory and a decrease in accrued compensation from the payment of accrued year-end bonuses, partially offset by a decrease in accounts receivable.

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

Net Cash (Used in) Provided by Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $12.0 million, consisting primarily of net purchases of short-term investments, available-for-sale, of $10.8 million and purchases of property and equipment of $1.2 million.

During the nine months ended September 30, 2017, net cash provided by investing activities was $8.4 million, consisting primarily of net maturities of short-term investments, available-for-sale, of $10.1 million, partially offset by purchases of property and equipment of $1.7 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $10.7 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.

During the nine months ended September 30, 2017, net cash provided by financing activities was $5.6 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of September 30, 2018, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. Beyond that, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2017, were $9.3 million, as reported in our Annual Report. Our contractual obligations as of September 30, 2018, have not materially changed from December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $104.0 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at September 30, 2018 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of September 30, 2018, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States and of SINUVA to specialty pharmacies and specialty distributors in the United States. No single customer represented more than 10% of our accounts receivable as of September 30, 2018 and December 31, 2017.

Foreign Currency Risk

Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. We incurred a net loss of $17.9 million for the nine months ended September 30, 2018, and $16.4 million and $25.2 million for the years ended December 31, 2017 and 2016, respectively. As of September 30, 2018, we had an accumulated deficit of $182.7 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

A track record of adequate coverage and reimbursement is important for sales of our products in the office setting of care. Inadequate coverage and negative reimbursement policies for our products could affect their adoption and our future revenue.

We are early in our commercialization of SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies are seeking reimbursement for the product using an unassigned J Code. We recently applied for, but did not secure a product specific J code and, while we will continue our efforts to secure a product specific J code, we cannot assure that we will be successful. We have limited experience with this reimbursement and do not know how effective this approach will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement code is used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:

•	payors adoption of positive medical policies covering SINUVA or including SINUVA on their formularies;

•	payors providing product reimbursement;

•	physicians being able to secure payment for their time through appropriate procedural codes;

•	patients’ willingness to make any required co-pay or co-insurance payments; and

•

physician’s willingness to purchase the product directly and seek reimbursement from payors and patient co-pay for that expense, as is required by some payors. Such payments may or may not be received by the physician or may not fully cover the cost of the product.

The degree to which each of these factors is realized will impact SINUVA adoption and our ability to grow revenue. Also, at present, Medicare views SINUVA as bundled within existing category three CPT codes, hence does not routinely allow incremental payment for SINUVA. These codes will expire on January 1, 2019, removing this specific barrier to payment with Medicare. While Medicare represents only about 10% of sinus surgeries, our ability to secure Medicare payment is also an element of our ability to grow SINUVA revenue.

Our PROPEL family of products are used principally in the operating room setting in hospitals and ASCs where the cost of these products is paid for out of the reimbursed facility fee associated with sinus surgery. Should this fee be reduced by commercial payors or government agencies or should the occurrence of procedures shift significantly to lower cost centers of care with lower reimbursement, our ability to sell our PROPEL family of products may be limited. There is very little usage of PROPEL products in the office setting of care because sinus surgery is more typically performed in the operating room and because there is limited reimbursement for the PROPEL family of products available in the office setting of care. While there are a few payors that may provide such coverage, that can change and the majority of payors consider this usage experimental and investigational and therefore would not cover reimbursement claims.

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

We have expanded the complexity of our operations by adding commercialization of a drug to our underlying device business. We may encounter difficulties in managing this expansion, which could disrupt our business.

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

We will likely conduct additional clinical studies in the future to support new product or product indication approvals, including our investigational ASCEND drug-coated balloon, or for the approval of the use of our products in some foreign countries. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

Federal law requires that a company must participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program to be eligible to have its products paid for with federal funds. As part of this program, we would be obligated to make SINUVA available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to several federal agencies including the VA, the U.S. Department of Defense, the Public Health Service and the U.S. Coast Guard. The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the U.S. civil False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition and results of operations.

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

There are numerous U.S. federal and state healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ambulatory surgery centers, group purchasing organizations and our independent distributors are subject to scrutiny under these laws. Violations of these laws can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

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

In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payments Sunshine Act that imposes annual reporting requirements on device and pharmaceutical manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $165,786 per year, and up to an aggregate of $1,105,241 per year for “knowing failures.” Manufacturers are required to report to CMS the detailed payment and transfers of value data and submit legal attestation to the accuracy of such data by the 90th day of each calendar year. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts, Vermont, Maine, Minnesota and New Jersey, impose restrictions on device and pharmaceutical manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.

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

We may in the future be a party to patent and other intellectual property litigation and administrative proceedings that may be costly and may interfere with our ability to sell our commercial and, if approved, pipeline products.

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

Dated: November 5, 2018	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)