Form 10-K
period 2018-12-31
Intersect ENT, Inc.
filed 2019-02-28
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates, was approximately $987,690,000. Shares of common stock held by each officer, director and our affiliates have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2019 was 30,802,638.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

INTERSECT ENT, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended

December  31, 2018

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2018, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A — Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

PART I

Item 1.	Business

Overview

We are a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. Our U.S. Food and Drug Administration, or FDA, approved products are steroid releasing implants designed to treat adult patients suffering from chronic sinusitis, who are managed by ENT physicians. These products include our PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers and SINUVA is designed to be used in the physician’s office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under a Premarket Approval, or PMA and SINUVA is a drug that was approved under a New Drug Application, or NDA.

Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve. PROPEL’s safety and effectiveness is supported by Level 1-A clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. More than 280,000 patients have been treated with PROPEL products to-date.

•

PROPEL clinical outcomes have been reported in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% relative reduction in the need for postoperative interventions compared to surgery alone. A physician may treat a patient with PROPEL by inserting it into the ethmoid sinuses. PROPEL is a self-expanding implant designed to conform to and hold open the surgically enlarged sinus while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days and is absorbed into the body over a period of approximately six weeks.

•

PROPEL Mini has also been shown by our clinical studies to reduce the need for postoperative interventions, including a 38% relative reduction in the need for postoperative interventions in the frontal sinus, compared to surgery alone with standard postoperative care. PROPEL Mini is a smaller version of PROPEL and is approved for use in both the ethmoid and frontal sinuses. PROPEL Mini is preferentially used by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures.

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

SINUVA, when placed during a routine physician office visit, expands into the sinus cavity and delivers an anti-inflammatory steroid directly to the site of polyp disease for 90 days. We have studied SINUVA in 4 clinical trials in over 400 patients to-date. Results from the pivotal RESOLVE II randomized clinical trial demonstrated a 74% relative reduction in bilateral polyp grade (a measurement of the extent of ethmoid polyp disease) and a 30% relative reduction in nasal obstruction and congestion for patients treated with SINUVA compared to a control group treated with a sham procedure, receiving no implant. Patients in both arms of the study were required to use an intranasal steroid spray daily. In addition, the study demonstrated a 61% reduction in the proportion of patients indicated for revision surgery at day 90. To supplement clinical trials performed with SINUVA to-date, in which one course of SINUVA treatment was evaluated, we commenced the ENCORE study in November 2017. ENCORE was a 50-patient multicenter, open-label study focused on evaluation of the safety of repeat placement of SINUVA in a population of chronic sinusitis patients with nasal polyps. Study findings showed zero serious adverse events related to the implants during the measurement period and zero serious adverse events related to repeat placement.

Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. Reimbursement submissions to cover the cost of SINUVA may be reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490. We applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA in the 2018 process but this code was not granted. We have submitted a new application seeking a product-specific J code in the 2019 process.

We continue to invest in research and development of new products and product improvements. We commenced a clinical trial in December 2018 of a new pipeline product, the investigational ASCEND drug-coated sinus balloon. The ASCEND study is a prospective, randomized, blinded, multi-center trial of 70 patients that will assess the safety and efficacy of our ASCEND product. The ASCEND product will be randomized against an uncoated balloon and, similar to clinical studies for our PROPEL family of products, the primary endpoint will be evaluated at 30 days. This study will assess the ASCEND product’s ability to improve patency rates, as well as a number of other endoscopic parameters. If successful, we expect that ASCEND would be submitted to the FDA under the PMA pathway for potential approval. We believe that the ASCEND drug-coated balloon would be complementary to our current commercial products.

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

As of December 31, 2018, we estimate that approximately 2,900 accounts have stocked our PROPEL family of products for use by ENT physicians. Based on the number of units shipped as of December 31, 2018, we estimate that physicians have treated over 280,000 patients with our PROPEL family of products. For the years ended December 31, 2018, 2017 and 2016, we generated revenue of $108.5 million, $96.3 million and $78.7 million, respectively, and incurred a net loss of $22.9 million, $16.4 million and $25.2 million, for each respective year. As of December 31, 2018, we had an accumulated deficit of $187.8 million.

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

Our Solution

Our PROPEL family of products offers ENT physicians a choice of three distinct drug releasing bioabsorbable implants to best meet the needs of surgical patients. We launched SINUVA in March 2018 for use in the office setting of care to treat patients who have had prior ethmoid sinus surgery but have recurrent polyp disease and we continue to invest in ongoing research and development to develop additional new innovative solutions to further expand our ENT-focused business.

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

Improving Surgical Outcomes
Managing Recurrent Disease

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

•

Reduced need for postoperative surgical interventions. In clinical studies, our implants demonstrated a significant reduction in the need for postoperative surgical intervention. In a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies of over 200 patients, PROPEL provided a 35% relative reduction in the need for postoperative oral steroids and surgical intervention compared to the control implant when placed in the ethmoid sinus. In addition, the PROGRESS study, an 80-patient prospective, randomized, blinded, multicenter trial of PROPEL Contour, demonstrated a statistically significant 65% relative reduction in the need for postoperative interventions compared to surgery alone when PROPEL Contour was placed in the frontal sinus. We believe that patients who have been deterred by the high revision rates associated with FESS may now consider surgical intervention to treat their chronic sinusitis condition.

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

PROPEL Contour Implant for Treatment of Sinus Ostia	PROPEL Contour Implant Placed in Sinus Opening (Ostium) Following Balloon Dilation

SINUVA

Following sinus surgery, the underlying chronic inflammation associated with chronic sinusitis can lead to recurrent obstruction of the sinus cavity over time, especially in patients afflicted with polyps, a sign of severe inflammation. Improving care of such chronic patients holds meaningful opportunity to significantly reduce healthcare costs by reducing the need for revision surgery. We have designed the SINUVA steroid releasing implant to be placed in the physician office setting following a routine visit as an alternative treatment option for patients who are candidates for revision surgery. The implant is based on the same drug releasing bioabsorbable implant technology as the PROPEL family of products but is designed to have greater radial strength in order to dilate an obstructed, polyp-filled sinus cavity, and deliver drug for an extended period of time. SINUVA was subject to regulation as a drug product and we received approval from the FDA to commercialize SINUVA in the

U.S. under an NDA. We believe SINUVA could be an appealing alternative to patients who have previously undergone FESS but continue to suffer from polyp recurrence.

SINUVA implant in delivery system and expanded

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

Pipeline

We remain committed to delivering solutions across the continuum of care for chronic sinusitis sufferers and continue to invest in research and development. We initiated enrollment in the ASCEND clinical study to assess a new platform product, a drug coated balloon, in December 2018. This product leverages our core competencies and proprietary technologies in both polymer science and drug delivery, and if successful, would provide local delivery of mometasone furoate at the time of dilation, improving sinus patency rates and reducing the need for adjunct steroid interventions. The ASCEND study is a 70-patient prospective, randomized, blinded, multi-center trial that will assess sinus patency and other endoscopic outcomes at multiple timepoints.

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

SINUVA

In December 2017, we received FDA approval for SINUVA, a steroid releasing implant for the treatment of nasal polyposis in adult patients who have had ethmoid surgery. The SINUVA implant is intended to be placed in the physician office setting of care. This product’s primary mode of action is as a drug, and for this reason we were required to obtain an NDA approval from the FDA, rather than a PMA approval. In order to support the NDA application with the FDA, we completed four studies of SINUVA: a pilot study, a pharmacokinetic study, RESOLVE and RESOLVE II. In July 2016, we completed enrollment of the RESOLVE II pivotal trial, which was a prospective, multicenter, randomized, controlled, blinded study of 300 patients. Both co-primary endpoints were met, including improvement in patient-reported nasal obstruction/congestion score (p=0.0074) and reduction in bilateral polyp grade as evaluated by a panel of three sinus surgeons (p=0.0073). In addition, several pre-specified secondary endpoints were met, including the reduction in the proportion of patients still indicated for repeat sinus surgery, reduction in ethmoid obstruction and improvement in sense of smell. The RESOLVE study (n=100) included ocular exams, and patients were followed for six months to assess longer-term outcomes. Compared to the control group, the treatment group demonstrated greater reduction from baseline to day 90 in nasal congestion/obstruction score and bilateral polyp grade (judged by an independent panel), but these primary endpoint results did not reach statistical significance (p=0.1365 and 0.0985, respectively). According to clinical investigator grading, the treatment group demonstrated statistically significant improvements in both bilateral polyp grade (p<0.02) and percent ethmoid sinus obstruction (p<0.0001) throughout the entire six-month study period. In a post-hoc analysis of nasal congestion/obstruction scores in a subset of 67 patients with at least grade 2 polyposis on each side at baseline, this outcome trended towards statistical significance in favor of the treatment group (p=0.0505). Longer-term, the study showed that at six months, control patients were at 3.6x higher risk of remaining indicated for revision surgery than treated patients. The findings from the RESOLVE study were used to inform the pivotal RESOLVE II study design.

In November 2017, we commenced the ENCORE study, a 50-patient multicenter, open-label study focused on evaluation of the safety of repeat placement of SINUVA in a population of chronic sinusitis patients with nasal polyps. Study findings showed zero serious adverse events related to the implants during the measurement period and zero serious adverse events related to repeat placement.

Seasonality

We expect revenue from our PROPEL family of products and SINUVA to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies, which can impact sinus-related symptoms.

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. In addition, pharmaceutical and biopharmaceutical companies may also seek to provide treatment to chronic sinusitis patients that could compete with us. Many of the companies developing or marketing ENT products are publicly traded or are divisions of publicly-traded companies and may enjoy competitive advantages including:

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

One alternative to delivering steroids to the sinuses postoperatively with our PROPEL family of products and SINUVA, is the prescription of oral steroids. While oral steroids prescribed postoperatively can be effective at addressing inflammation and scarring, the required doses are significant and can result in serious systemic side effects, including glaucoma, bone loss, weight gain and psychosis. Further, oral steroids have restricted use in diabetic individuals, patients with glaucoma and some psychological disorders. We believe, as a result, only 20% of physicians prescribe them routinely after surgery. Additionally, there are commercially available packing materials and spacers on the market that provide a spacing function and are less expensive than our products. During surgery, approximately 60% of ENT physicians place sinus packing materials, either absorbable or non-absorbable, into the ethmoid sinuses to physically separate tissues in an attempt to prevent scarring and adhesions. Non-absorbable spacers are sometimes placed in the frontal sinuses to maintain patency. Following surgery, the sinus packing materials or spacers are removed by pulling or suctioning them from the newly opened cavity, a painful and time-consuming process, often necessitating pain medication. Despite the use of packing materials, scarring and adhesions are common, sometimes necessitating painful removal of additional tissue during postoperative treatments. Some physicians choose to soak packing materials with steroid in liquid form in an effort to deliver steroid to the sinus. This practice is off-label and is not supported by clinical data. However, although we believe our products have significant advantages over sinus packing materials, spacers and other treatment options, they are expensive relative to packing materials and may not be reimbursed by third-party payors. As a result, ENT physicians may choose to use oral steroid delivery or packing/spacing materials or a combination of the two, which are less expensive, in lieu of our products.

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

Intellectual Property

As of December 31, 2018, we owned 84 issued patents globally, of which 32 were issued U.S. patents, and we owned 24 pending patent applications globally, of which 8 were pending patent applications in the United States. Subject to payments of required maintenance fees, annuities and other charges, our issued patents have expiration dates between 2020 and 2034, of which one will expire by the end of 2020, 18 will expire between 2021 and 2025, and the remaining 65 will expire after 2025.

As of December 31, 2018, our trademark portfolio contains 53 trademark registrations, nine of which are U.S. trademark registrations, as well as 10 foreign pending trademark applications.

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

The active pharmaceutical ingredient, or API, and a number of our critical components used in our implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, some extrusions and molded components and some off-the-shelf components. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to successfully obtain the API and polymer materials used in these products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have entered into manufacturing, supply or service agreements with a number of our single source suppliers pursuant to which they supply the API and components we need. We generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business. However, we are not certain that our single source suppliers will be able to meet our demand for their products, whether because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future. To date, we have not experienced any significant supply constraints or delays in procuring components and materials, and while our suppliers have generally met our demand for their products or services on a timely basis in the past, they may be unable or unwilling to meet our needs in the future.

We continue to improve our manufacturing capabilities and increasing capacity as we increase the extent of our commercialization efforts. We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are an FDA-registered medical device and drug manufacturer and we were granted PMA approval for PROPEL in August 2011. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities were inspected by the FDA in April and May 2011, December 2012, March 2013, June 2014 and April 2017. The FDA also performed a pre-approval inspection for SINUVA in November 2017, for which we received NDA approval for SINUVA in December 2017. The State of California regulatory authority audited our manufacturing facility in connection with granting a California Device Manufacturing License to us in August 2009 and a pharmacological manufacturing license in December 2017. We have maintained ISO 13485 certification since January 2014 and have been audited by the European Notified Body in Ireland, National Standards Authority of Ireland, or NSAI, on at least an annual basis since 2014. Our facility was last inspected in November 2018 by NSAI and no major nonconformance reports were issued as a result of that inspection.

We have manufacturing, supply or service agreements with a number of our single source suppliers. Each of these suppliers manufactures the components they produce for us or tests our components and devices to our specifications. For example, in April 2014, we entered into an agreement with Hovione Inter Ltd., or Hovione, pursuant to which we are required to purchase 80% of our API produced according to our specifications from Hovione, in quantities to be specified in 12-month forecasts provided by us and updated on a quarterly basis.

This agreement extends until April 2019. In addition, we have agreements with companies who provide sterilization services and analytical testing for our products, as well as suppliers from who we purchase injection molded components to our specifications, our API and our customized packaging components.

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

Government Regulation

United States Regulation of Medical Devices and Drugs

Our products and any product candidates that contain both device and drug components are regulated as combination products by the FDA. FDA’s Office of Combination Products designates a primary mode of action for such drug-device combination products, with the respective primary Center within the FDA leading the regulatory review for the product, in consultation with the secondary designated Center. FDA determined that the primary mode of action for our PROPEL family of products was that of a medical device, so these products have been approved and are regulated as medical devices. By comparison, the primary mode of action of SINUVA was designated to be its drug properties, so this product has been FDA approved and is regulated as a pharmaceutical.

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

Medical Devices

Our PROPEL family of products are regulated in the United States as Class III medical devices by the FDA under the Federal Food, Drug and Cosmetic Act, or FDCA. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls and rigorous clinical testing prior to their approval and generally require a PMA, or a PMA supplement approval prior to their sale.

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

Drugs

The clinical testing, manufacturing, labeling, serialization, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product SINUVA and any future drug products we may develop and seek to commercialize, are subject to the FDA’s drug authority and are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

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

Post-Approval Regulation

Following approval, the manufacturer remains subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as ‘‘off-label use’’) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the products, including changes in indications, labeling or manufacturing processes or facilities, FDA approval of a new PMA or NDA supplement is required, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on drug approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved PMA or NDA, including product recall.

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

Drugs

Drugs that are administered incident to a physician service and are separately reportable, are generally billed by providers with HCPCS J codes and are paid based on quarterly price data submitted to CMS, pricing compendia or provider invoice. For SINUVA, we have applied for a product specific HCPCS J code consistent with CMS timelines and requirements for physician-administered drugs used mostly in the office setting of care. Since J codes are assigned by CMS only once per calendar year, until such a product-specific code is assigned, we expect providers will submit claims for reimbursement of SINUVA using an unassigned J code such as J3490, along with the designated National Drug Code for SINUVA. This is the typical path for physician-administered drugs during the interim period between FDA approval and J code assignment. In November 2018, the CMS announced that a product-specific J code for SINUVA was not granted in the 2018 process. We have submitted a new application seeking a product-specific J code in the 2019 process.

For more information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development

Our research and development expenses totaled $19.3 million, $18.4 million and $18.9 million in the years ended December 31, 2018, 2017 and 2016, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2018, we had 393 employees, consisting of 86 in manufacturing, 80 in research and development and 227 in sales, general and administrative.

Information about Segment and Geographic Revenue

All of our revenues have been generated from the sale of our PROPEL family of products and SINUVA. Information about our assets and revenues, including segment and geographic revenue, is set forth in the

Financial Statements, including Note 2, included in this Annual Report, which information is incorporated by reference here.

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

We have incurred net losses since our inception in 2003. We incurred a net loss of $22.9 million, $16.4 million and $25.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $187.8 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

We are early in our commercialization of SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies are seeking reimbursement for the product using an unassigned J Code. We recently applied for, but did not secure a product specific J code, and while we will continue our efforts to secure a product specific J code, we cannot assure that we will be successful. We have limited experience with this reimbursement and do not know how effective this approach will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement code is used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:

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

Our PROPEL family of products are used principally in the operating room setting in hospitals and ASCs where the cost of these products is paid for out of the reimbursed facility fee associated with sinus surgery. Should this fee be reduced by commercial payors or government agencies or should the occurrence of procedures shift significantly to lower cost centers of care with lower reimbursement, our ability to sell our PROPEL family of products may be limited. There is very little usage of PROPEL products in the office setting of care because sinus surgery is more typically performed in the operating room and because there is limited reimbursement for the PROPEL family of products available in the office setting of care. While there are a few payors that may provide such coverage, that can change, and the majority of payors consider this usage experimental and investigational and therefore would not cover reimbursement claims.

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

The active pharmaceutical ingredient, or API, and a number of our critical components used in our steroid releasing implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, some extrusions and molded components, and some off-the-shelf components. If a supplier delivers products of insufficient quality, it could lead to lot issues, failures or recalls. Our ability to supply our products commercially and to develop our product candidates depends, in part, on our ability to obtain these components in accordance with regulatory requirements and in sufficient quantities and quality for commercialization and clinical testing. We have entered into manufacturing, supply or service agreements with a number of our single source suppliers pursuant to which they supply the components we need. We are not certain that our single source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

It is difficult for us to predict future performance. As we gain additional commercial experience, a number of factors over which we have limited control may contribute to fluctuations in our financial results, such as seasonal variations in revenue. Demand for our products may be impacted adversely by weather and the annual resetting of patient healthcare insurance plan deductibles, both of which may cause patients to delay or decline elective procedures such as FESS and SINUVA implantation. Demand may also be impacted by the seasonal nature of allergies and cold and flu season and the resultant onset of sinus-related symptoms. Other factors that may impact our quarterly results include:

•	ENT physician adoption of our steroid releasing implants;

•	ENT physician willingness to engage in the buy and bill process for SINUVA implants;

•

fluctuations in revenue due to changes in or from estimated gross-to-net deductions, including distributor fees and prompt payment discounts, discounts related to commercial agreements or government mandated programs, returns and replacements and, should we elect to offer such support, patient or payor assistance programs, and other related deductions and adjustments;

•	unanticipated pricing pressure;

•	the hiring, retention and continued productivity of our sales representatives;

•	our ability to expand the geographic reach of our sales and marketing efforts, including into the UK and the EU in light of regulatory and geopolitical uncertainties arising from Brexit;

•	our ability to obtain or maintain regulatory approval and reimbursement coverage for our products in development or for our current products outside the United States;

•	fluctuations in revenue due to changes in third-party payor reimbursement for procedures associated with the use of our products;

•	our ability to maintain intellectual property protection for our products and our competitors being granted patents for competing products;

•	results of clinical research and trials on our existing products and products in development;

•	delays in receipt of anticipated purchase orders;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	delays in, failure of, or quality issues with, component and raw material deliveries by our suppliers or service providers;

•	manufacturing issues or lot failures; and

•	positive or negative coverage in the media or clinical publications of our steroid releasing implants or products of our competitors or our industry.

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

We do not have redundant facilities. We perform substantially all of our research and development, manufacturing and commercialization activity and maintain all our raw material and a significant portion of our finished goods inventory in a single location in Menlo Park, California. Menlo Park is situated on or near earthquake fault lines. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire, water shortages and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of raw materials and finished product reserve, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all. In addition, while we have a limited amount of inventory at a third-party storage and fulfillment centers, that inventory may not be sufficient to continue our operations if our primary facility is damaged. The occurrence of natural disasters or acts of terrorism could also cause delays in our customers’ supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters or acts of terrorism could have a material adverse effect on our business, our results of operations and our financial condition.

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

SINUVA is our first commercially available product that is regulated as a drug. To sell this product, we are expanding the scope of our operations to comply with manufacturing and regulatory requirements of a drug. We are also adding a network of specialty pharmacies and specialty distributors to support product access and adding internal or external capabilities to handle new operational requirements. We are relying on one integrated sales force to sell all our products. We will remain subject to ongoing inspection by regulatory agencies and must maintain compliance with both device and drug regulatory requirements for Quality Systems Regulation and Good Manufacturing Practice compliance, respectively.

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

Risks Relating to Regulatory Matters

Our products are subject to extensive regulation by the FDA, and other agencies, including the requirement to obtain approval prior to commercializing our products and the requirement to report adverse events and other ongoing reporting requirements. If we fail to obtain necessary FDA device or drug approvals for our products or are subject to regulatory enforcement action as a result of our failure to properly report adverse events or otherwise comply with regulatory requirements, our commercial operations would be harmed.

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

If we participate in the Medicaid Drug Rebate Program, and other governmental pricing programs, we will be obligated to pay certain specified rebates and report pricing information with respect to SINUVA. Pricing and rebate calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. We cannot assure you that our submissions will not be found by the CMS to be incomplete or incorrect. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer price, or AMP, and best price, or BP, for the quarter. If we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due, and CMS may request or require restatements for earlier periods as well. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the Public Health Service’s 340B drug pricing program, or 340B, and under other similar government pricing programs

We will also be liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B refunds, if we are found to have knowingly submitted false AMP or BP information to the government, we may be liable for civil monetary penalties. If we are found to have made a misrepresentation in the reporting of our AMP, we may be liable for civil monetary penalties as well. Our failure to submit monthly or quarterly AMP and BP data on a timely basis could result in a civil monetary penalty for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid for SINUVA. A final regulation imposes a civil monetary penalty for each instance of knowingly and intentionally charging a 340B covered entity more than the 340B ceiling price.

Federal law requires that a company must participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program to be eligible to have its products paid for with federal funds. As part of this program, we are obligated to make SINUVA available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to several federal agencies including the VA, the U.S. Department of Defense, the Public Health Service and the U.S. Coast Guard. The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the U.S. civil False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition and results of operations.

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

As we expand our operations outside the United States, our products and operations will be required to comply with standards set by foreign regulatory bodies, and those standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to comply with any of these standards adequately, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. For example, in Europe, we are subject to a conformity assessment procedure under which a so-called Notified Body, an organization accredited by a member state of the European Economic Area, or EEA, which will audit and examine our quality system for the manufacture, design, and release of our products and confirm adherence with applicable regulatory requirements. If we fail to maintain CE Markings in accordance with these requirements, we would be precluded from selling our products in the EEA. Any such action or circumstance may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.

Our products may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in their respective jurisdictions in the event of material deficiencies or defects in the design or manufacture of our products. We may, under our own initiative, recall a product if any material deficiency in our steroid releasing implants is found. The FDA requires that recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. In addition, corrective action to a recall may require regulatory approvals for product or manufacturing changes, which may take time to accomplish and may impact product availability in the marketplace. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

If we fail to comply with U.S. federal and state healthcare regulatory laws and applicable international healthcare regulatory laws, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of our operations, any of which could adversely impact our reputation and business operations.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements, as well as comparable international privacy laws (e.g. the European Union’s General Data Protection Regulation, or GDPR);

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

In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payments Sunshine Act that imposes annual reporting requirements on device and pharmaceutical manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Manufacturers are required to report to CMS the detailed payment and transfers of value data and submit legal attestation to the accuracy of such data by the 90th day of each calendar year. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts, Vermont, Maine, Minnesota and New Jersey, impose restrictions on device and pharmaceutical manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.

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

Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Affordable Care Act significantly impacts the medical device and pharmaceutical industries. Among other things, the Affordable Care Act:

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

Further, there have been judicial and congressional challenges to other aspects of the Affordable Care Act. For example, since January 2017, our current President of the United States has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The recent resolution on appropriations for fiscal year 2018 that extended the suspension of the medical device excise tax also delayed the implementation of the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, as well as the annual fee imposed on certain health insurance providers based on market share. Additionally, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. We expect there will be additional challenges and amendments to the Affordable Care Act in the future.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently in December 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Trademarks

We rely on our trademarks as one means to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. Our trademark applications may not be approved, however. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we may be forced to rebrand our products, which may result in loss of brand recognition and may require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors, in some cases until recently. We may in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation may result in substantial costs and may be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court may prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products may have a material adverse effect on our business and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product may hamper or prevent our ability to commercialize our products, which may have an adverse effect on our business, results of operations and financial condition.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs.

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

	High	Low
Fiscal Year Ended December 31, 2018
First quarter	$40.00	$32.55
Second quarter	42.95	35.80
Third quarter	37.10	25.15
Fourth quarter	33.81	25.27
Fiscal Year Ended December 31, 2017
First quarter	$17.70	$11.55
Second quarter	28.23	15.90
Third quarter	33.25	26.90
Fourth quarter	34.40	26.95

As of January 31, 2019, the closing price of our common stock was $29.67 and there were approximately 19 stockholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may also be limited by the terms of any future debt or preferred securities or future credit facility.

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during fiscal year ended December 31, 2018, that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the cumulative total return to security holders of our common stock with the comparable cumulative returns of the Nasdaq Composite and Biotechnology Indexes. The graph assumes the investment of $100 on July 24, 2014, the date on which our common stock began trading on the Nasdaq Global Market, through December 31, 2018. Points on the graph represent the performance at year-end.

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Cumulative Total Return Among Intersect ENT, Inc. and the NASDAQ Composite and Biotechnology Indices *$100 invested on July 24, 2014 in stock or index. Fiscal year ended December 31, 2018.

	Cumulative Total Return as of
	7/24/14	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Intersect ENT, Inc.	$100	$144	$174	$94	$251	$218
Nasdaq Composite Index	100	106	112	120	154	148
Nasdaq Biotechnology Index	100	119	132	104	126	114

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

The following selected financial information as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial information as of December 31, 2016, 2015 and 2014, and for each of the two years in the period ended December 31, 2015, are derived from audited financial statements not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of results of future operations and should not be relied upon as an indicator of our future performance. You should read the selected financial data set forth in the table below, together with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

	Fiscal Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Consolidated statements of operations data:
Revenue	$108,472	$96,301	$78,708	$61,593	$38,587
Cost of sales	22,613	15,499	13,003	12,288	10,223

Gross profit	85,859	80,802	65,705	49,305	28,364
Operating expenses:
Selling, general and administrative	91,603	80,045	72,926	59,637	36,111
Research and development	19,262	18,360	18,890	16,608	10,331

Total operating expenses	110,865	98,405	91,816	76,245	46,442

Loss from operations	(25,006)	(17,603)	(26,111)	(26,940)	(18,078)
Interest and other income (expense), net	2,084	1,240	889	306	(284)

Net loss	$(22,922)	$(16,363)	$(25,222)	$(26,634)	$(18,362)

Net loss per share, basic and diluted	$(0.76)	$(0.56)	$(0.89)	$(1.02)	$(1.61)

Weighted average common shares used to compute net loss per share, basic and diluted	30,313	29,119	28,420	26,159	11,384

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$100,773	$102,320	$103,945	$124,300	$48,443
Working capital	114,937	112,614	110,928	128,142	52,167
Total assets	140,961	135,575	129,777	144,635	62,953
Total liabilities	19,967	18,356	15,380	14,404	9,141
Accumulated deficit	(187,762)	(164,840)	(148,477)	(123,255)	(96,621)
Total stockholders’ equity	120,994	117,219	114,397	130,231	53,812

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data,” should be read in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to future events or our future financial performance that involve risks, uncertainties and assumptions. Our actual results and timing of events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this prospectus. Please see “Cautionary Information Regarding Forward-Looking Statements” at the beginning of this Form 10-K for additional information you should consider regarding forward-looking statements. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.

Overview

We are a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. Our FDA approved products are steroid releasing implants designed to treat adult patients suffering from chronic sinusitis, who are managed by ENT physicians. These products include our PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers and SINUVA is designed to be used in the physician’s office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under a Premarket Approval, or PMA and SINUVA is a drug that was approved under a New Drug Application, or NDA.

Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve. PROPEL’s safety and effectiveness is supported by Level 1-A clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. More than 280,000 patients have been treated with PROPEL products to-date.

•

PROPEL clinical outcomes have been reported in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% relative reduction in the need for postoperative interventions compared to surgery alone. A physician may treat a patient with PROPEL by inserting it into the ethmoid sinuses. PROPEL is a self-expanding implant designed to conform to and hold open the surgically enlarged sinus while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days and is absorbed into the body over a period of approximately six weeks.

•

PROPEL Mini has also been shown by our clinical studies to reduce the need for postoperative interventions, including a 38% relative reduction in the need for postoperative interventions in the frontal sinus, compared to surgery alone with standard postoperative care. PROPEL Mini is a smaller version of PROPEL and is approved for use in both the ethmoid and frontal sinuses. PROPEL Mini is preferentially used by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures.

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

SINUVA, when placed during a routine physician office visit, expands into the sinus cavity and delivers an anti-inflammatory steroid directly to the site of polyp disease for 90 days. We have studied SINUVA in 4 clinical trials in over 400 patients to-date. Results from the pivotal RESOLVE II randomized clinical trial demonstrated a 74% relative reduction in bilateral polyp grade (a measurement of the extent of ethmoid polyp disease) and a 30% relative reduction in nasal obstruction and congestion for patients treated with SINUVA compared to a control group treated with a sham procedure, receiving no implant. Patients in both arms of the study were required to use an intranasal steroid spray daily. In addition, the study demonstrated a 61% reduction in the proportion of patients indicated for revision surgery at day 90. To supplement clinical trials performed with SINUVA to-date, in which one course of SINUVA treatment was evaluated, we commenced the ENCORE study in November 2017. ENCORE was a 50-patient multicenter, open-label study focused on evaluation of the safety of repeat placement of SINUVA in a population of chronic sinusitis patients with nasal polyps. Study findings showed zero serious adverse events related to the implants during the measurement period and zero serious adverse events related to repeat placement.

Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. Reimbursement submissions to cover the cost of SINUVA may be reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490. We applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA in the 2018 process but this code was not granted. We have submitted a new application seeking a product-specific J code in the 2019 process.

We continue to invest in research and development of new products and product improvements. We commenced a clinical trial in December 2018 of a new pipeline product, the investigational ASCEND drug-coated sinus balloon. The ASCEND study is a prospective, randomized, blinded, multi-center trial of 70 patients that will assess the safety and efficacy of our ASCEND product. The ASCEND product will be randomized against an uncoated balloon and, similar to clinical studies for our PROPEL family of products, the primary endpoint will be evaluated at 30 days. This study will assess the ASCEND product’s ability to improve patency rates, as well as a number of other endoscopic parameters. If successful, we expect that ASCEND would be submitted to the FDA under the PMA pathway for potential approval. We believe that the ASCEND drug-coated balloon would be complementary to our current commercial products.

We are continuing to grow and develop our sales force in order to expand our communication of the benefits of our commercial products to our physician customers. We seek to grow our revenue by increasing the frequency of use of our products among current physician customers and by adding new physician users.

Components of Our Results of Operations

Revenue

Our revenue has been derived almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018. We expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. In addition, revenue from SINUVA may fluctuate because we recognize estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known.

Our revenue is almost entirely derived from within the U.S. and no single customer accounted for more than 10% of our revenue during the years ended December 31, 2018, 2017 and 2016.

Cost of Sales and Gross Profit

We manufacture our PROPEL family of products and SINUVA in our facility in Menlo Park, California. Cost of sales consists primarily of manufacturing overhead costs, material costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. We expect cost of sales to increase in absolute dollars primarily as, and to the extent, our revenue grows.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, market access, reimbursement, business development, legal and human resource functions as well as costs related to any post-market studies. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit and Sarbanes-Oxley Act of 2002 compliance expenses, insurance costs and general corporate expenses including allocated facilities and information technology expenses. We expect SG&A expenses to continue to increase in absolute dollars for the foreseeable future as we expand our commercial and administrative infrastructure to drive and support the anticipated growth in revenue and incur additional legal, accounting, insurance and other professional services fees.

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

Results of Operations

	Fiscal Years Ended December 31,
(in thousands, except percentages)	2018	2017	2016
Revenue	$108,472	$96,301	$78,708
Cost of sales	22,613	15,499	13,003

Gross profit	85,859	80,802	65,705
Gross margin	79%	84%	83%
Operating expenses:
Selling, general and administrative	91,603	80,045	72,926
Research and development	19,262	18,360	18,890

Total operating expenses	110,865	98,405	91,816

Loss from operations	(25,006)	(17,603)	(26,111)
Interest income and other, net	2,084	1,240	889

Net loss	$(22,922)	$(16,363)	$(25,222)

Comparison of Years Ended December 31, 2018 and 2017

Revenue

Revenue increased $12.2 million, or 13%, to $108.5 million during the year ended December 31, 2018, compared to $96.3 million during the year ended December 31, 2017. The growth in revenue was attributable to an increase in unit sales and average selling price of our PROPEL family of products and initial sales of SINUVA, which contributed 3% to revenue during the year ended December 31, 2018.

Cost of Sales and Gross Margin

Cost of sales increased $7.1 million, or 46%, to $22.6 million during the year ended December 31, 2018, compared to $15.5 million during the year ended December 31, 2017. The increase in cost of sales was primarily attributable to increased overhead associated with the expanded manufacturing and inefficiencies associated with ramping up production of SINUVA and PROPEL Contour, the growth in the number of units sold and a charge related to our decision not to commercialize the initial SINUVA production output.

Gross margin for the year ended December 31, 2018, decreased to 79%, compared to 84% for the year December 31, 2017. The decrease in gross margin was primarily attributable to increased overhead associated with the expanded manufacturing and related inefficiencies associated with ramping up production of SINUVA and PROPEL Contour, and a charge related to our decision not to commercialize the initial SINUVA production output.

Selling, General and Administrative Expenses

SG&A expenses increased $11.6 million, or 14%, to $91.6 million during the year ended December 31, 2018, compared to $80.0 million during the year ended December 31, 2017. The increase in SG&A expenses was primarily due to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the commercial launch of SINUVA, which was approved by the FDA in December 2017, and other consulting charges.

Research and Development Expenses

R&D expenses increased $0.9 million, or 5%, to $19.3 million during the year ended December 31, 2018, compared to $18.4 million during the year ended December 31, 2017. The increase in R&D expenses was due to an increase in headcount and related expenses and clinical trial activities.

Interest Income and Other, Net

Interest income and other, net, increased $0.9 million to $2.1 million during the year ended December 31, 2018, compared to $1.2 million during the year ended December 31, 2017. The increase in interest income and other, net, was primarily attributable to higher interest rates earned on our investments.

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

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $100.8 million, compared to cash, cash equivalents and short-term investments of $102.3 million as of December 31, 2017.

Cash Flows

	Fiscal Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(13,840)	$(8,041)	$(20,059)
Investing activities	(10,002)	9,248	(6,857)
Financing activities	13,469	8,771	1,966

Net (decrease) increase in cash and cash equivalents	$(10,373)	$9,978	$(24,950)

Net Cash Used in Operating Activities

During the year ended December 31, 2018, net cash used in operating activities was $13.8 million, consisting primarily of a net loss of $22.9 million and an increase in net operating assets of $5.1 million, partially offset by non-cash charges of $14.2 million. The cash used in operations was due primarily to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA in March 2018. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable.

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

Net Cash (Used in) Provided by Investing Activities

During the year ended December 31, 2018, net cash used in investing activities was $10.0 million, consisting primarily of net purchases of short-term investments of $7.9 million and purchases of property and equipment of $2.1 million.

During the year ended December 31, 2017, net cash provided by investing activities was $9.2 million, consisting primarily of net maturities of short-term investments of $11.5 million, partially offset by purchases of property and equipment of $2.3 million.

During the year ended December 31, 2016, net cash used in investing activities was $6.9 million, consisting of net purchases of short-term investments of $4.8 million and purchases of property and equipment of $2.1 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $13.5 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.

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

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of December 31, 2018, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. Beyond that, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets out our contractual obligations due by period as of December 31, 2018.

	Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,625	$685	$—	$—	$2,310
Purchase commitments	4,630	1,328	—	—	5,958

	$6,255	$2,013	$—	$—	$8,268

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

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the cumulative effect transition method. The adoption did not have an effect on our financial condition or results of operations as of the adoption date and therefore no cumulative effect adjustment was required to reflect the transition requirements of Topic 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under Topic 606, we recognize revenue when our customer obtains control of promised goods in an amount that reflects the consideration which we expect to receive in exchange for those goods. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods promised within each contract and determine those that are performance obligations and assess whether each promised good is distinct. The contracts are typically in the form of a purchase order from the customer. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. We must make assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. The amount of variable consideration that is included in the net sales price may be constrained, and is included in the net sales price, or transaction price, only to the extent that we estimate it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We expense shipping and handling costs as incurred and include them in the cost of sales. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. We expense any incremental costs of obtaining a contract as and when incurred as the expected amortization period of the incremental costs would have been less than one year.

The PROPEL family of products are regulated by the FDA as medical devices. We recognize revenue through sales of our PROPEL family of products to hospitals and ambulatory surgery centers located almost entirely in the United States when control of the product is transferred to the customer, typically upon shipment of goods to the customer, satisfying our only performance obligation.

The FDA has approved SINUVA as a pharmaceutical product and it is therefore regulated as such. We sell SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, or Resellers. These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying our only performance obligation. We also recognize Reseller fees, prompt pay discounts, product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, we enter into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts may include Medicaid and Tricare rebates, chargebacks related to Federal Supply Schedule of the General Services Administration, Distribution and Pricing Agreement with the Department of Defense and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between us and our direct or indirect customers relating to our sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration our historical experience, the shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In the balance sheet, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.

Stock-based Compensation

We maintain an equity incentive plan to provide long-term incentive for employees, consultants and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options and restricted stock units to employees and non-statutory stock options to consultants and non-employee directors.

We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss. We use the straight-line method for expense attribution. Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”), and elected to account for forfeitures when they occurred. Prior to the adoption of ASU 2016-9, we estimated the awards ultimately expected to vest based on our historical forfeiture experience and an analysis of similar companies, therefore reducing the amount of stock-based compensation expense for estimated forfeitures.

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

Please see Note 2 to the Consolidated Financial Statements included in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of December 31, 2018 and 2017, we had cash, cash equivalents and short-term investments of $100.8 million and $102.3 million, respectively. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at December 31, 2018 and 2017 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of December 31, 2018 and 2017, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States and of SINUVA to specialty pharmacies and specialty distributors in the United States. No single customer represented more than 10% of our accounts receivable as of December 31, 2018 and 2017.

Foreign Currency Risk

Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

Item 8.	Financial Statements and Supplementary Data

Please see the Consolidated Financial Statements included in this Annual Report on Form 10-K, beginning on Page F-l following the signature page to this Form 10-K, which are incorporated by reference here.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018 as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Intersect ENT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Intersect ENT, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intersect ENT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

February 28, 2019

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from our Definitive Proxy Statement, relating to our 2019 Annual Meeting of Stockholders to be held on June 5, 2019, pursuant to Regulation 14A of the Exchange Act, or Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2018.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The Financial Statements of the Company are included herein as required under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. See Index to Consolidated Financial Statements on page F-l.

(2) Financial Statement Schedule

For the three fiscal years ended December 31, 2018 — Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

See Part IV, Item 15(b) below.

(b) The following exhibits are filed or incorporated by reference into this Annual Report:

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014

10.1**	Form of Indemnity Agreement between the Registrant and its directors and officers	S-1	333-196974	10.1	7/9/2014

10.2**	2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.2	7/14/2014

10.3**	2013 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.3	7/14/2014

10.4**	2014 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.4	7/14/2014

10.5**	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	8-K	001-36545	10.2	1/20/2017

10.6**	2014 Employee Stock Purchase Plan	S-1	333-196974	10.5	7/14/2014

10.7**	Amended and Restated 2014 Employee Stock Purchase Plan, as approved by Stockholders’ on June 5, 2018	10-Q	001-36545	10.2	8/3/2018

10.8**	2018 Compensation Arrangements with Named Executive Officers	8-K	001-36545	10.1	1/19/2018

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

10.9**	Offer Letter by and between the registrant and Lisa D. Earnhardt, dated as of January 28, 2008, as amended	S-1	333-196974	10.8	6/23/2014

10.10**	Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of May 15, 2014	S-1	333-196974	10.10	6/23/2014

10.11**	Offer Letter by and between the registrant and Richard E. Kaufman, dated as of December 6, 2006, as amended	S-1	333-196974	10.11	6/23/2014

10.12**	Offer Letter by and between the registrant and James W. Stambaugh, dated as of September 15, 2006, as amended	S-1	333-196974	10.12	6/23/2014

10.13**	Amendment to Offer Letter by and between the registrant and Lisa D. Earnhardt, dated as of January 26, 2015	10-Q	001-36545	10.2	5/11/2015

10.14**	Amendment to Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of January 26, 2015	10-Q	001-36545	10.3	5/11/2015

10.15**	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of January 26, 2015	10-Q	001-36545	10.4	5/11/2015

10.16**	Amendment to Offer Letter by and between the registrant and James W. Stambaugh, dated as of January 28, 2015	10-Q	001-36545	10.5	5/11/2015

10.17**	Offer Letter by and between the registrant and Charles S. McKhann, dated as of January 21, 2015	10-Q	001-36545	10.7	5/11/2015

10.18**	Offer Letter by and between the registrant and David A. Lehman, dated as of February 8, 2016	10-Q	001-36545	10.2	5/9/2016

10.19**	Amendment to Offer Letter by and between the registrant and Charles S. McKhann, dated as of March 16, 2016	10-Q	001-36545	10.3	5/9/2016

10.20**	Offer Letter by and between the registrant and Gwen R. Carscadden, dated as of May 30, 2016	10-Q	001-36545	10.1	8/8/2016

10.21**	Compensatory Arrangement between the registrant and Richard E. Kaufman, dated as of May 8, 2017	8-K	001-36545	—	5/9/2017

10.22**	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of May 8, 2017	10-Q	001-36545	10.1	8/4/2017

10.23**	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of October 26, 2018

10.24**	Offer Letter by and between the registrant and Drake R. Parker, dated as of July 12, 2017	10-Q	001-36545	10.1	11/6/2017

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

10.25**	Amendment to Offer Letter by and between the registrant and Drake R. Parker, dated as of April 3, 2018	10-Q	001-36545	10.1	8/3/2018

10.26**	Non-Employee Director Compensation Policy	8-K	001-36545	10.1	4/10/2015

10.27**	Offer Letter by and between the registrant and Christine R. Kowalski, dated as of October 26, 2018

10.28**	Amendment to Offer Letter by and between the registrant and Susan P. Stimson, dated as of October 26, 2018

10.29	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the Registrant and certain of its stockholders	S-1	333-196974	10.6	6/23/2014

10.30	Lease by and between the registrant and Menlo Business Park, LLC, dated as of March 2, 2012	S-1	333-196974	10.7	6/23/2014

10.31	First Amendment to Lease by and between the registrant and Menlo Prepi I, LLC, dated as of December 17, 2014	8-K	001-36545	10.1	12/18/2014

10.32	Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of August 30, 2013	S-1	333-196974	10.15	6/23/2014

10.33#	Supply Agreement by and between the registrant and HOVIONE Inter Ltd, dated as of April 14, 2014	S-1	333-196974	10.16	6/23/2014

10.34#	Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of Supply January 28, 2014	S-1	333-196974	10.17	6/23/2014

10.35#	Amendment No. 1 to Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of February 22, 2016	10-Q	001-36545	10.4	5/9/2016

10.36#	Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of November 14, 2013	S-1	333-196974	10.18	6/23/2014

10.37#	Amendment No. 1 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of October 7, 2015	10-K	001-36545	10.26	2/25/2016

10.38#	Amendment No. 2 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of August 17, 2016	10-K	001-36545	10.30	2/28/2017

10.39#	Master Services Agreement by and between the registrant and Polymer Solutions Corporation, dated as of April 9, 2014	S-1	333-196974	10.20	6/23/2014

10.40#	Master Services Agreement by and between the registrant and Polymer Solutions Incorporated, dated as of April 1, 2016	10-Q	001-36545	10.5	5/9/2016

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

10.41#	Analytical Testing Partnership Program 2016-2017 by and between the registrant and Exova Group Limited, dated as of October 6, 2015	10-K	001-36545	10.28	2/25/2016

10.42†	Analytical Testing Partnership Program 2018-2020 by and between the registrant and Exova Group Limited, dated as of April 26, 2018

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Management compensatory contract or arrangement.
†	Confidential Treatment Requested.
#	Confidential Treatment Granted.
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

Intersect ENT, Inc.

Date: February 28, 2019	By:	/S/ LISA D. EARNHARDT
Lisa D. Earnhardt President and Chief Executive Officer

Date: February 28, 2019	By:	/S/ JERYL L. HILLEMAN
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

Name	Title	Date

/S/ LISA D. EARNHARDT Lisa D. Earnhardt	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2019

/S/ JERYL L. HILLEMAN Jeryl L. Hilleman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019

/S/ KIERAN T. GALLAHUE Kieran T. Gallahue	Lead Director	February 28, 2019

/S/ TERESA L. KLINE Teresa L. Kline	Director	February 28, 2019

/S/ CYNTHIA L. LUCCHESE Cynthia L. Lucchese	Director	February 28, 2019

/S/ DANA G. MEAD, JR. Dana G. Mead, Jr.	Director	February 28, 2019

/S/ FREDERIC H. MOLL Frederic H. Moll	Director	February 28, 2019

/S/ W. ANTHONY VERNON W. Anthony Vernon	Director	February 28, 2019

INTERSECT ENT, INC.

Index to Consolidated Financial Statements

For the Three Fiscal Years Ended

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Intersect ENT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intersect ENT, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

Redwood City, California

February 28, 2019

INTERSECT ENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$9,464	$19,837
Short-term investments, available-for-sale	91,309	82,483
Accounts receivable, net	19,616	16,589
Inventory	11,586	8,474
Prepaid expenses and other current assets	2,695	2,908

Total current assets	134,670	130,291
Property and equipment, net	5,878	4,848
Other non-current assets	413	436

Total assets	$140,961	$135,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,202	$3,400
Accrued compensation	12,281	13,152
Other current liabilities	1,250	1,125

Total current liabilities	19,733	17,677
Deferred rent and other non-current liabilities	234	679

Total liabilities	19,967	18,356
Commitments and contingencies (note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at December 31, 2018 and 2017;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at December 31, 2018 and 2017;
Issued and outstanding shares: 30,745 and 29,678 at December 31, 2018 and 2017, respectively	31	30
Additional paid-in capital	308,766	282,121
Accumulated other comprehensive loss	(41)	(92)
Accumulated deficit	(187,762)	(164,840)

Total stockholders’ equity	120,994	117,219

Total liabilities and stockholders’ equity	$140,961	$135,575

See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Fiscal Years Ended December 31,
	2018	2017	2016
Revenue	$108,472	$96,301	$78,708
Cost of sales	22,613	15,499	13,003

Gross profit	85,859	80,802	65,705
Operating expenses:
Selling, general and administrative	91,603	80,045	72,926
Research and development	19,262	18,360	18,890

Total operating expenses	110,865	98,405	91,816

Loss from operations	(25,006)	(17,603)	(26,111)
Interest income and other, net	2,084	1,240	889

Net loss	(22,922)	(16,363)	(25,222)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net	51	(55)	(45)

Comprehensive loss	$(22,871)	$(16,418)	$(25,267)

Net loss per share, basic and diluted	$(0.76)	$(0.56)	$(0.89)

Weighted average common shares used to compute net loss per share, basic and diluted	30,313	29,119	28,420

See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	28,159	$28	$253,450	$8	$(123,255)	$130,231
Issuance of common stock and exercise of stock options	514	1	1,965	—	—	1,966
Stock-based compensation expense	—	—	7,467	—	—	7,467
Unrealized loss on short-term investments	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(25,222)	(25,222)

Balance at December 31, 2016	28,673	29	262,882	(37)	(148,477)	114,397
Issuance of common stock and exercise of stock options	1,005	1	9,419	—	—	9,420
Stock-based compensation expense	—	—	9,820	—	—	9,820
Unrealized loss on short-term investments	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(16,363)	(16,363)

Balance at December 31, 2017	29,678	30	282,121	(92)	(164,840)	117,219
Issuance of common stock and exercise of stock options	1,067	1	12,820	—	—	12,821
Stock-based compensation expense	—	—	13,825	—	—	13,825
Unrealized gain on short-term investments	—	—	—	51	—	51
Net loss	—	—	—	—	(22,922)	(22,922)

Balance at December 31, 2018	30,745	$31	$308,766	$(41)	$(187,762)	$120,994

See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(22,922)	$(16,363)	$(25,222)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,884	1,464	1,166
Stock-based compensation expense	13,233	9,820	7,467
Amortization of net investment (discount) premium	(889)	19	148
Changes in operating assets and liabilities:
Accounts receivable, net	(3,027)	(2,168)	(2,953)
Inventory	(2,520)	(2,861)	(1,664)
Prepaid expenses and other assets	(476)	(914)	202
Accounts payable	2,086	203	1,180
Accrued compensation	(871)	3,000	564
Deferred rent and other liabilities	(338)	(241)	(947)

Net cash used in operating activities	(13,840)	(8,041)	(20,059)
Investing activities:
Purchases of short-term investments	(130,501)	(116,622)	(153,919)
Maturities of short-term investments	122,615	128,151	149,131
Purchases of property and equipment	(2,116)	(2,281)	(2,069)

Net cash (used in) provided by investing activities	(10,002)	9,248	(6,857)
Financing activities:
Proceeds from issuance of common stock and exercise of stock options	13,469	8,771	1,966

Net cash provided by financing activities	13,469	8,771	1,966

Net (decrease) increase in cash and cash equivalents	(10,373)	9,978	(24,950)
Cash and cash equivalents:
Beginning of the period	19,837	9,859	34,809

End of the period	$9,464	$19,837	$9,859

Non-cash investing activities:
Change in property and equipment acquired but not yet paid during the period	$715	$146	$215

See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

2.	Summary of Significant Accounting Policies

Basis of Preparation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These consolidated financial statements include the accounts of the Company and its consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The functional currency of the Company’s wholly-owned subsidiary Intersect ENT GmbH, which the Company established in June 2018, is the U.S. dollar. Transaction gains and losses are included in interest income and other, net, on the Company’s consolidated statements of operations.

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

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	December 31,
	2018				2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$4,168	$—	$—	$4,168	$7,646	$—	$—	$7,646
Money market funds	2,308	—	—	2,308	12,191	—	—	12,191
Corporate debt securities	—	45,165	—	45,165	—	61,627	—	61,627
Commercial paper	—	49,132	—	49,132	—	20,856	—	20,856

	$6,476	$94,297	$—	$100,773	$19,837	$82,483	$—	$102,320

Reported as:
Cash and cash equivalents				$9,464				$19,837
Short-term investments, available-for-sale				91,309				82,483

				$100,773				$102,320

There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

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

Inventory

Inventory is valued at the lower of cost or market, computed on a first-in, first-out basis, or net realizable value. This requires the Company to make estimates regarding the recoverability of its inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on future demand for products within a specified time horizon, generally twelve months, product life cycles and any expiration of inventory prior to sale. Any inventory written down creates a new cost basis for the inventory.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. Since inception, the Company has not recorded impairment charges on its long-lived assets.

Revenue Recognition

The Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the cumulative effect transition method. The adoption did not have an effect on the Company’s financial condition or results of operations as of the adoption date and therefore no cumulative effect adjustment was required to reflect the transition requirements of Topic 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. The contracts are typically in the form of a purchase order from the customer. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. The Company expenses shipping and handling costs as incurred and includes them in the cost of sales. In those cases where shipping and handling costs are billed to customers, the Company classifies the amounts billed as a component of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. The Company expenses any incremental costs of obtaining a contract as and when incurred as the expected amortization period of the incremental costs would have been less than one year.

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

The FDA has approved SINUVA as a pharmaceutical product and it is therefore regulated as such. The Company sells SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, (“Resellers”). These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying the Company’s only performance obligation. The Company recognizes Reseller fees, prompt pay discounts, product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, the Company enters into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts may include Medicaid and Tricare rebates, chargebacks related to Federal Supply Schedule of the General Services Administration, Distribution and Pricing Agreement with the Department of Defense and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between the Company and its direct or indirect customers relating to the Company’s sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration the Company’s historical experience, the remaining shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In the balance sheet, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.

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

Stock-based Compensation

The Company maintains equity incentive plans to provide long-term incentives for employees, consultants and members of the board of directors. The plans allow for the issuance of non-statutory and incentive stock options and restricted stock units to employees and non-statutory stock options to consultants and non-employee directors.

The Company is required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors, including employee stock options and restricted stock units. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss. The Company uses the straight-line method for expense attribution. Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-9, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”), and elected to account for forfeitures when they occur. Prior to the adoption of ASU 2016-9, the Company estimated the awards ultimately expected to vest based on the Company’s historical forfeiture experience and an analysis of similar companies, therefore reducing the amount of stock-based compensation expense for estimated forfeitures. To the extent actual forfeitures differed from the estimates, the Company recorded the difference as a cumulative adjustment in the period that any estimate was revised.

The valuation model used for calculating the fair value of awards for stock-based compensation expense is the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the awards granted are expected to be outstanding), the volatility of common stock and an assumed risk-free interest rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $1.0 million, $0.6 million and $0.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalent shares from dilutive stock options, employee stock purchases and restricted stock units outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive securities were antidilutive in those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Fiscal Years Ended
	December 31,
	2018	2017	2016
Common stock options	3,688	3,788	3,585
Restricted stock units	350	275	—
Employee stock purchase plan shares	74	190	221

	4,112	4,253	3,806

Comprehensive Loss

Comprehensive loss consists of net loss and changes in unrealized gains and losses on short-term investments, available-for-sale.

Segment, Geographical and Customer Concentration

The Company has one operating segment. The Company’s assets and revenue are almost entirely based in the U.S. No single customer accounted for more than 10% of revenue during the years ended December 31, 2018, 2017 and 2016, and no single customer accounted for more than 10% of accounts receivable at December 31, 2018 and 2017.

Recent Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides an alternative implementation method in addition to the current modified retrospective transition method for

ASU No. 2016-2, Leases: Amendments to the FASB Accounting Standards Codification (“ASU 2016-2”), issued in February 2016. Under ASU 2018-11, an entity may elect to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under ASU 2016-2, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016-2 will require both types of leases to be recognized on the balance sheet. ASU 2016-2 also will require disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from the leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt ASU 2016-2 on January 1, 2019 and intends to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on that date as permitted under 2018-11. In addition, the Company expects to elect certain practical expedients permitted under the transition guidance, which allows it to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease and the treatment of its initial direct costs for any leases that existed prior to the adoption of ASU 2016-2. Based on the Company’s work-to-date, the Company expects to record a right-of-use leased asset and a corresponding liability of approximately $1.6 million in its adoption of ASU 2016-2. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters or the accounting profession and may adjust the Company’s assessment and implementation plans accordingly.

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

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	December 31,
	2018	2017
Accounts receivable	$19,696	$16,739
Allowance for doubtful accounts	(80)	(150)

	$19,616	$16,589

Inventory (in thousands):

	December 31,
	2018	2017
Raw materials	$1,872	$1,221
Work-in-process	368	302
Finished goods	9,346	6,951

	$11,586	$8,474

Capitalized stock-based compensation expense of $0.6 million and $0.4 million were included in inventory as of December 31, 2018 and 2017, respectively.

Property and Equipment (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$1,571	$1,330
Furniture and office equipment	1,260	548
Laboratory equipment	7,087	5,892
Leasehold improvements	2,118	1,739

	12,036	9,509
Less: accumulated depreciation and amortization	(6,158)	(4,661)

	$5,878	$4,848

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	December 31,
	2018				2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$4,168	$—	$—	$4,168	$7,646	$—	$—	$7,646
Money market funds	2,308	—	—	2,308	12,191	—	—	12,191
Corporate debt securities	45,177	5	(17)	45,165	61,695	1	(69)	61,627
Commercial paper	49,161	—	(29)	49,132	20,880	—	(24)	20,856

	$100,814	$5	$(46)	$100,773	$102,412	$1	$(93)	$102,320

Reported as:
Cash and cash equivalents				$9,464				$19,837
Short-term investments, available-for-sale				91,309				82,483

				$100,773				$102,320

As of December 31, 2018 and 2017, the Company had no investments with a contractual maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the years ended December 31, 2018, 2017 and 2016. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

5.	Stockholders’ Equity

2014 Equity Incentive Plan

In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 4,750,000 shares of common stock were initially reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by

3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of incentive stock options (“ISOs”) under the 2014 Plan is 10.0 million. ISOs and non-statutory stock options (“NSOs”) may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. ISOs granted under the 2014 Plan generally vest 25% after the completion of twelve months of service and the balance vests in equal monthly installments over the next 36 months of service and expire 10 years from the grant date. New shares are issued upon exercise of options under the stock plan. On January 1, 2018, the total number of shares of common stock reserved for issuance increased by 889,393 shares to 8,045,514 shares. In January 2017, the Company began issuing restricted stock units (“RSUs”) under the 2014 Plan. The RSUs generally vest annually over three years.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except price data):

	Fiscal Year Ended December 31, 2018
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,788	$16.28
Granted	936	33.94
Exercised	(796)	13.33
Forfeited	(240)	24.91

Outstanding, end of period	3,688	20.84

Exercisable	2,024	18.08

As of December 31, 2018, the aggregate intrinsic value of options outstanding was $32.1 million and options outstanding and exercisable was $21.4 million, the weighted-average remaining contractual term of options outstanding was 7.5 years and options outstanding and exercisable was 6.7 years. The aggregate intrinsic value of options exercised was $17.5 million, $14.6 million and $5.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.

A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Fiscal Year Ended December 31, 2018
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	275	$13.65
Awarded	207	35.09
Vested	(100)	14.71
Forfeited	(32)	25.71

Outstanding, end of period	350	24.92

As of December 31, 2018, the aggregate intrinsic value of RSUs outstanding was $9.9 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 1.9 years.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”). Shares issued during each of the years ended December 31, 2018, 2017 and 2016 were 0.2 million, 0.2 million and 0.1 million, respectively.

6.	Stock-Based Compensation Expense

Total stock-based compensation expense recognized is as follows (in thousands):

	Fiscal Years Ended December 31,
	2018	2017	2016
Cost of sales	$703	$892	$708
Selling, general and administrative	10,063	7,292	5,606
Research and development	2,467	1,636	1,153

	$13,233	$9,820	$7,467

As of December 31, 2018, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2022 related to unvested employee stock-based awards was $23.9 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

The Company estimates the fair value of stock-based compensation on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the fair market value of the Company’s common stock, volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Due to the Company’s limited trading history and a lack of company specific historical and implied volatility data, the Company bases its estimate of expected volatility by including the historical volatility of a group of similar companies that are publicly traded along with the Company’s volatility. When selecting these public companies on which it has included in its expected stock price volatility, the Company generally selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the included companies’ shares during the equivalent period of the calculated expected term of the share-based payments. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

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

The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Fiscal Years Ended December 31,
	2018	2017	2016
Expected term (years)	6.0	6.0	6.0
Expected volatility	45%	45%	44%
Risk-free interest rate	2.7%	2.1%	1.5%
Dividend yield	0.0%	0.0%	0.0%
Fair value	$15.82	$7.24	$7.83

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Fiscal Years Ended December 31,
	2018	2017	2016
Expected term (years)	0.5	1.3	1.3
Expected volatility	49%	44%	48%
Risk-free interest rate	2.5%	1.3%	0.7%
Dividend yield	0.0%	0.0%	0.0%
Fair value	$9.29	$8.71	$4.46

7.	Commitments and Contingencies

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

Building Lease

As of December 31, 2018, the Company has one leased facility under an operating lease agreement entered into in March 2012. In December 2014, the operating lease agreement was amended for an additional 17,900 square feet for a total of 50,400 square feet and the expiration was extended to May 31, 2020. Rental payments are charged to expense on a straight-line basis over the period of the lease. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes a renewal provision allowing the Company to extend this lease for an additional three years at 95% of the then-current fair market rental rate. Because of the terms of the amended lease agreement, the Company is the deemed owner, for accounting purposes only, of the building improvements. Accordingly, the Company recorded an asset of $1.0 million, representing the total costs of the building improvements payable by the lessor, the legal owner of the building, with a corresponding offset recorded as deferred rent. The building improvements are being amortized over the life of the lease.

Future minimum annual operating lease payments are as follows (in thousands):

Fiscal Years Ending December 31,	December 31, 2018
2019	$1,625
2020	685

$2,310

Rent expense was $2.1 million, $1.9 million and $2.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Purchase Commitments

As of December 31, 2018, the Company had non-cancellable commitments to suppliers for purchases totaling $6.0 million.

8.	Employee Retirement Plan

In January 2007, the Company established a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary profit sharing contribution to each eligible employee, subject to limits specified by the IRC, on an annual basis, provided the employee is employed with the Company on the last day of the plan year which is December 31. In addition, the Company may also make matching contributions of an employee’s eligible compensation. The Company’s contributions will vest 25% per year over four years. Total matching contributions were $0.7 million, $0.3 million and $0.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.

9.	Income Taxes

The	Company has a history of losses and therefore has made no provision for income taxes.

The amount computed by applying the federal statutory rate to loss before income taxes reconciles to the provision for income taxes is as follows (in thousands):

	Fiscal Years Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	$(4,814)	$(5,563)	$(8,575)
State tax, net of federal benefit	(1,935)	(575)	(1,210)
Permanent items	406	460	549
Stock-based compensation	(2,219)	(2,919)	295
R&D tax credit	(893)	(627)	(536)
Change in U.S. federal tax rate	—	20,974	—
Change in valuation allowance	9,455	(11,750)	9,477

	$—	$—	$—

Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$45,914	$38,531
R&D tax credit	7,585	5,983
Accruals and other	7,153	6,730

	60,652	51,244
Deferred tax liabilities:
Depreciation and amortization	(165)	(212)

	(165)	(212)

Net deferred tax assets:	60,487	51,032
Valuation allowance	(60,487)	(51,032)

	$—	$—

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

The Company has not historically had significant non-U.S. operations and, as such, the only significant impact of the Tax Act for the Company was the reduction in the U.S. corporate tax rate. The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company recorded a decrease in its net deferred tax asset balance of $21.0 million, with a corresponding and fully offsetting adjustment to its valuation allowance for the year ended December 31, 2017.

In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company recorded a provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net decrease related to deferred tax assets and deferred tax liabilities of $21.0 million, with a corresponding and fully offsetting adjustment to our valuation allowance for the year ended December 31, 2017. In December 2018, the Company completed its accounting for the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. There have been no net benefit changes to the provisional estimates disclosed in the period of enactment under SAB 118.

Deferred income taxes reflect the tax effects of NOLs and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until the Company has sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.5 million and decreased by $7.2 million during the years ended December 31, 2018 and 2017, respectively.

On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”), which simplified several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The adoption of ASU 2016-09 did not have an impact on our balance sheet, results of operations, cash flows or statement of stockholders’ equity because we have a full valuation allowance on our deferred tax assets. Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax assets would have increased by $4.6 million.

As of December 31, 2018, the Company’s federal NOL carryforwards of $178.6 million will expire at various dates beginning in 2026, if not utilized, and federal research and development tax credits of $5.5 million will begin to expire in 2026. In addition, NOL carryforwards for state income tax purposes of $56.2 million will begin to expire in 2028 and state research and development tax credits of $5.0 million do not expire.

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

A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2018	2017	2016
Beginning of year	$1,660	$1,374	$1,094
Additions for tax positions related to:
Current year	332	286	294
Prior years	115	—	(14)

End of year	$2,107	$1,660	$1,374

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal and various state jurisdictions. Tax years beginning in 2004 through 2018 remain open to examination by the major taxing authorities to which the Company is subject to. The Company’s policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in its statements of operations and comprehensive loss. The Company has not recorded any interest expense or penalties associated with unrecognized tax benefits.

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

	Fiscal Years Ended December 31,
	2018				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$24,723	$26,300	$24,666	$32,783	$20,474	$23,985	$22,313	$29,529
Cost of sales	5,482	5,558	5,202	6,371	2,884	3,684	3,808	5,123

Gross profit	19,241	20,742	19,464	26,412	17,590	20,301	18,505	24,406
Gross margin	78%	79%	79%	81%	86%	85%	83%	83%
Operating expenses:
Sales, general and administrative	21,516	21,005	22,760	26,322	20,319	18,682	18,746	22,298
Research and development	4,273	4,374	4,872	5,743	4,220	4,176	4,346	5,618

Total operating expenses	25,789	25,379	27,632	32,065	24,539	22,858	23,092	27,916

Loss from operations	(6,548)	(4,637)	(8,168)	(5,653)	(6,949)	(2,557)	(4,587)	(3,510)
Interest and other income, net	412	477	572	623	268	288	326	358

Net loss	$(6,136)	$(4,160)	$(7,596)	$(5,030)	$(6,681)	$(2,269)	$(4,261)	$(3,152)

Basic and diluted net loss per share	$(0.21)	$(0.14)	$(0.25)	$(0.16)	$(0.23)	$(0.08)	$(0.15)	$(0.11)

Shares used to compute basic and diluted net loss per share	29,878	30,264	30,475	30,624	28,708	28,950	29,269	29,538

INTERSECT ENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Fiscal Years Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts:
Beginning	$150	$162	$86
Charges, net of recoveries	54	62	155
Write-offs	(124)	(74)	(79)

Ending	$80	$150	$162