Form 10-Q
period 2019-03-31
Intersect ENT, Inc.
filed 2019-05-07
CIK 1271214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36545

INTERSECT ENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0280837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1555 Adams Drive Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 641-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading symbol(s)	Name of Exchange on Which registered:
Common Stock, 0.001 par value	XENT	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, an emerging growth company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of common stock outstanding as of April 30, 2019 were 31,246,267.

INTERSECT ENT, INC.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$8,593	$9,464
Short-term investments, available-for-sale	88,993	91,309
Accounts receivable, net	17,331	19,616
Inventory	13,916	11,586
Prepaid expenses and other current assets	2,372	2,695

Total current assets	131,205	134,670
Property and equipment, net	5,975	5,878
Other non-current assets	1,861	413

Total assets	$139,041	$140,961

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,240	$6,202
Accrued compensation	13,180	12,281
Other current liabilities	2,674	1,250

Total current liabilities	20,094	19,733
Other non-current liabilities	200	234

Total liabilities	20,294	19,967
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at March 31, 2019 and December 31, 2018; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at March 31, 2019 and December 31, 2018; Issued and outstanding shares: 31,162 at March 31, 2019 and 30,745 at December 31, 2018	31	31
Additional paid-in capital	317,247	308,766
Accumulated other comprehensive income (loss)	36	(41)
Accumulated deficit	(198,567)	(187,762)

Total stockholders’ equity	118,747	120,994

Total liabilities and stockholders’ equity	$139,041	$140,961

(1)	Amounts have been derived from the December 31, 2018 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$26,673	$24,723
Cost of sales	4,645	5,482

Gross profit	22,028	19,241
Operating expenses:
Selling, general and administrative	27,207	21,516
Research and development	6,266	4,273

Total operating expenses	33,473	25,789

Loss from operations	(11,445)	(6,548)
Interest income and other, net	640	412

Net loss	(10,805)	(6,136)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net	77	(65)

Comprehensive loss	$(10,728)	$(6,201)

Net loss per share, basic and diluted	$(0.35)	$(0.21)

Weighted average common shares used to compute net loss per share, basic and diluted	30,918	29,878

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	30,745	$31	$308,766	$(41)	$(187,762)	$120,994
Issuance of common stock and exercise of stock options	417	—	4,467	—	—	4,467
Stock-based compensation expense	—	—	4,014	—	—	4,014
Unrealized gain on short-term investments	—	—	—	77	—	77
Net loss	—	—	—	—	(10,805)	(10,805)

Balance at March 31, 2019	31,162	$31	$317,247	$36	$(198,567)	$118,747

Balance at December 31, 2017	29,678	$30	$282,121	$(92)	$(164,840)	$117,219
Issuance of common stock and exercise of stock options	421	—	4,224	—	—	4,224
Stock-based compensation expense	—	—	3,138	—	—	3,138
Unrealized loss on short-term investments	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(6,136)	(6,136)

Balance at March 31, 2018	30,099	$30	$289,483	$(157)	$(170,976)	$118,380

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(10,805)	$(6,136)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	588	414
Amortization of right-of-use assets	266	—
Stock-based compensation expense	3,869	3,138
Amortization of net investment discount	(377)	(83)
Changes in operating assets and liabilities:
Accounts receivable, net	2,285	2,322
Inventory	(2,184)	(24)
Prepaid expenses and other assets	182	144
Accounts payable	(1,295)	(406)
Accrued compensation	899	(2,983)
Other liabilities	(320)	(6)

Net cash used in operating activities	(6,892)	(3,620)
Investing activities:
Purchases of short-term investments	(42,539)	(31,502)
Maturities of short-term investments	45,310	21,282
Purchases of property and equipment	(1,217)	(344)

Net cash provided by (used in) investing activities	1,554	(10,564)
Financing activities:
Proceeds from issuance of common stock and exercise of stock options	4,467	4,873

Net cash provided by financing activities	4,467	4,873

Net decrease in cash and cash equivalents	(871)	(9,311)
Cash and cash equivalents:
Beginning of the period	9,464	19,837

End of the period	$8,593	$10,526

Non-cash investing activities:
Right-of-use asset obtained in exchange for lease obligations	$117	$—
Property and equipment included in accounts payable	346	21
Lessor funded building improvements	152	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

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

2.	Summary of Significant Accounting Policies

Basis of Preparation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The functional currency of the Company’s wholly-owned subsidiary Intersect ENT GmbH, which the Company established in June 2018, is the U.S. dollar. Transaction gains and losses are included in interest income and other, net, on the Company’s condensed consolidated statements of operations.

The interim financial data as of March 31, 2019, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2019 and 2018. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2018 filed with the SEC on February 28, 2019.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report, except as described below.

Leases

The Company adopted Accounting Standards Codification, or ASC, Topic 842, Leases, on January 1, 2019 using the modified retrospective transition method. In addition, the Company elected certain practical expedients permitted under the transition guidance, which allowed it to carryforward its historical long-term lease classification, its assessment on whether a contract is or contains a lease and the treatment of its initial direct costs for any leases that existed prior to the adoption of Topic 842. In determining the lease term at commencement date, any renewal or termination options are considered if they are reasonably assured of exercise. The Company has elected to exclude from its condensed consolidated balance sheet any leases having a term of 12 months or less. The Company recorded a right-of-use leased asset of approximately $1.6 million and a corresponding lease liability of $2.2 million in its adoption of Topic 842. In addition, as of the adoption date, the Company derecognized a deferred rent obligation of approximately $0.6 million. There was no cumulative effect adjustment upon the adoption of Topic 842.

The results for the three months ended March 31, 2019 are presented under Topic 842. The results for the three months ended March 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting under prior lease guidance, ASC Topic 840: Leases (“Topic 840”).

For agreements with a term of more than twelve months, the Company determines if an agreement is a lease at inception. Operating lease liabilities represent an obligation to make lease payments arising from the lease agreement. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates its incremental borrowing rate as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, of an amount equal to the lease payments in a similar economic environment. Operating lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and are classified as other non-current assets. Lease expense is recognized on a straight-line basis over the expected lease term.

Recent Accounting Pronouncements

There have been no significant changes to the disclosures in the recent accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report.

3.	Composition of Certain Financial Statement Items

Accounts Receivable (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$17,400	$19,696
Allowance for doubtful accounts	(69)	(80)

	$17,331	$19,616

Inventory (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$2,246	$1,872
Work-in-process	68	368
Finished goods	11,602	9,346

	$13,916	$11,586

Capitalized stock-based compensation expense of $0.7 million and $0.6 million were included in inventory as of March 31, 2019 and December 31, 2018, respectively.

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument (in thousands):

	March 31, 2019				December 31, 2018
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$5,202	$—	$—	$5,202	$4,168	$—	$—	$4,168
Money market funds	2,139	—	—	2,139	2,308	—	—	2,308
Corporate debt securities	39,595	21	(3)	39,613	45,177	5	(17)	45,165
Commercial paper	50,614	19	(1)	50,632	49,161	—	(29)	49,132

	$97,550	$40	$(4)	$97,586	$100,814	$5	$(46)	$100,773

Reported as:
Cash and cash equivalents				$8,593				$9,464
Short-term investments, available-for-sale				88,993				91,309

				$97,586				$100,773

As of March 31, 2019 and December 31, 2018, the Company had no investments with a contractual maturity of greater than one year.

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2019 and year ended December 31, 2018. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and short-term investments, available-for-sale, by type of instrument measured at fair value on a recurring basis (in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$5,202	$—	$—	$5,202	$4,168	$—	$—	$4,168
Money market funds	2,139	—	—	2,139	2,308	—	—	2,308
Corporate debt securities	—	39,613	—	39,613	—	45,165	—	45,165
Commercial paper	—	50,632	—	50,632	—	49,132	—	49,132

	$7,341	$90,245	$—	$97,586	$6,476	$94,297	$—	$100,773

Reported as:
Cash and cash equivalents				$8,593				$9,464
Short-term investments, available-for-sale				88,993				91,309

				$97,586				$100,773

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2019 and year ended December 31, 2018.

6.	Leases

The Company’s headquarters is leased under an operating lease agreement entered into in March 2012 and expires in May 2020. This lease is for 50,400 square feet and includes a renewal provision allowing the Company to extend this lease for an additional three years at 95% of the then-current fair market rental rate. Exercise of this extension option was not considered reasonably assured nor reasonably certain and has therefore been excluded from the estimated remaining lease term. In March 2019, the Company entered into an additional operating lease agreement for 10,000 square feet of warehouse space which also expires in May 2020. Both operating lease agreements require the Company to pay executory costs such as real estate taxes, insurance and repairs.

Right-of-use assets (in thousands):

March 31, 2019
Upon the adoption of Topic 842	$1,572
Additional warehouse operating lease	117
Less: accumulated amortization	(266)

$1,423

Operating lease liabilities (in thousands):

March 31, 2019
Current portion included in other current liabilities	$1,786
Non-current portion included in other non-current liabilities	156

$1,942

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $0.4 million and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.

Future minimum annual operating lease payments are as follows (in thousands):

Fiscal Years Ending December 31,	March 31, 2019
2019 (remaining)	$1,247
2020	782
Thereafter	—

Total minimum payments	2,029
Less: present value adjustment	(87)

Total	$1,942

As of March 31, 2019, the weighted average remaining lease term is 1.2 years. Rent expense was $0.5 million during each of the three month periods ended March 31, 2019 and 2018.

7.	Stock-based Compensation Expense

2014 Equity Incentive Plan

In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2019, the total number of shares of common stock reserved for issuance increased by 920,190 shares to 8,965,704 shares.

A summary of the Company’s stock option activity and related information (options in thousands):

	Three Months Ended March 31, 2019
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,688	$20.84
Granted	815	31.18
Exercised	(284)	15.74
Forfeited	(77)	23.48

Outstanding, end of period	4,142	23.18

Exercisable	1,945	18.87

As of March 31, 2019, the aggregate pre-tax intrinsic value of options outstanding was $40.0 million and options outstanding and exercisable was $26.5 million, the weighted-average remaining contractual term of options outstanding was 7.8 years and options outstanding and exercisable was 6.6 years. The aggregate pre-tax intrinsic value of options exercised was $5.1 million and $7.9 million during the three months ended March 31, 2019 and 2018, respectively.

A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Three Months Ended March 31, 2019
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	350	$24.92
Awarded	205	32.42
Vested	(133)	22.07
Forfeited	(14)	25.49

Outstanding, end of period	408	29.60

As of March 31, 2019, the aggregate pre-tax intrinsic value of RSUs outstanding was $13.1 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 2.4 years.

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$236	$260
Selling, general and administrative	2,974	2,366
Research and development	659	512

	$3,869	$3,138

As of March 31, 2019, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2023 related to unvested employee stock-based awards was $37.8 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.9 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”). During the three months ended March 31, 2019, no shares were issued.

8.	Net Loss per Share

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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended March 31,
	2019	2018
Common stock options	4,142	4,087
Restricted stock units	408	371
Employee stock purchase plan shares	74	190

	4,624	4,648

9.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. All forward-looking statements are based upon our current expectations and various assumptions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed consolidated financial statements, related notes and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report, as well as our financial statements and related notes included in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on February 28, 2019.

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

Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve. PROPEL’s safety and effectiveness is supported by Level 1-A clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. More than 300,000 patients have been treated with PROPEL products to-date.

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

SINUVA, when placed during a routine physician office visit, expands into the sinus cavity and delivers an anti-inflammatory steroid directly to the site of polyp disease for 90 days. We have studied SINUVA in 4 clinical trials in over 400 patients to-date. Results from the pivotal RESOLVE II randomized clinical trial demonstrated a 74% relative reduction in bilateral polyp grade (a measurement of the extent of ethmoid polyp disease) and a 30% relative reduction in nasal obstruction and congestion for patients treated with SINUVA compared to a control group treated with a sham procedure, receiving no implant. Patients in both arms of the study were required to use an intranasal steroid spray daily. In addition, the study demonstrated a 61% reduction in the proportion of patients indicated for revision surgery at day 90. To supplement clinical trials performed with SINUVA to-date, in which one course of SINUVA treatment was evaluated, we commenced the ENCORE study in November 2017. ENCORE was a 50-patient multicenter, open-label study focused on evaluation of the safety of repeat placement of SINUVA in a population of chronic sinusitis patients with nasal polyps. Study findings showed no serious adverse events related to the implants during the measurement period and no serious adverse events related to repeat placement.

Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. Reimbursement submissions to cover the cost of SINUVA may be reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490. We applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA, and on April 26, 2019, CMS announced that they intend to establish a new J code described as “Mometasone furoate, implant, 10 micrograms.” CMS has also indicated a preliminary decision to eliminate the S1090 code, which was previously assigned to PROPEL. When CMS issues its final decision in November 2019, we expect they will issue further explanation of their decision to eliminate the S1090 code, which will help us better understand the implications to our business.

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

Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the three months ended March 31, 2019 and 2018.

Cost of Sales and Gross Profit

We manufacture our PROPEL family of products and SINUVA in our facility in Menlo Park, California. Cost of sales consists primarily of manufacturing overhead costs, material costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. We expect cost of sales to increase in absolute dollars primarily as, and to the extent, our revenue grows.

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

We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our significant accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies described in our Annual Report.

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the three months ended March 31, 2019.

Results of Operations

	Three Months Ended March 31,
	2019	2018
(in thousands, except percentages)
Revenue	$26,673	$24,723
Cost of sales	4,645	5,482

Gross profit	22,028	19,241
Gross margin	83%	78%
Operating expenses:
Selling, general and administrative	27,207	21,516
Research and development	6,266	4,273

Total operating expenses	33,473	25,789

Loss from operations	(11,445)	(6,548)
Interest income and other, net	640	412

Net loss	$(10,805)	$(6,136)

Comparison of the Three Months ended March 31, 2019 and 2018

Revenue

Revenue increased $2.0 million, or 8%, to $26.7 million during the three months ended March 31, 2019, compared to $24.7 million during the three months ended March 31, 2018. The growth in revenue was attributable to an increase in unit sales and average selling price of our PROPEL family of products and initial sales of SINUVA, which contributed approximately 4% to revenue during the three months ended March 31, 2019.

Cost of Sales and Gross Margin

Cost of sales decreased $0.9 million, or 15%, to $4.6 million during the three months ended March 31, 2019, compared to $5.5 million during the three months ended March 31, 2018. The lower cost of sales was primarily attributable to charges during the three months ended March 31, 2018 related to our decision not to commercialize the initial SINUVA production output and the favorable impact of a lower cost structure during the three months ended March 31, 2019.

Gross margin for the three months ended March 31, 2019, increased to 83%, compared to 78% for the three months ended March 31, 2018. The increase in gross margin was primarily attributable to charges during the three months ended March 31, 2018 related to our decision not to commercialize the initial SINUVA production output, which accounted for approximately 4% of the increase in gross margin, and the favorable impact of a lower cost structure and a higher average selling price for the PROPEL family of products during the three months ended March 31, 2019.

Selling, General and Administrative Expenses

SG&A expenses increased $5.7 million, or 26%, to $27.2 million during the three months ended March 31, 2019, compared to $21.5 million during the three months ended March 31, 2018. The increase in SG&A expenses was primarily due to an increase in headcount and related expenses to support the commercial launch of SINUVA, which was approved by the FDA in December 2017, and the ongoing commercialization of our PROPEL family of products.

Research and Development Expenses

R&D expenses increased $2.0 million, or 47%, to $6.3 million during the three months ended March 31, 2019, compared to $4.3 million during the three months ended March 31, 2018. The increase in R&D expenses was primarily due to an increase in headcount and related expenses, and development of our investigational ASCEND drug-coated sinus balloon.

Interest Income and Other, Net

Interest income and other, net, increased $0.2 million to $0.6 million during the three months ended March 31, 2019, compared to $0.4 million during the three months ended March 31, 2018. The increase in interest income and other, net, was primarily attributable to higher interest rates earned on our investments.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $97.6 million, compared to cash, cash equivalents and short-term investments of $100.8 million as of December 31, 2018.

Cash Flows

	Three Months Ended March 31,
	2019	2018
(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,892)	$(3,620)
Investing activities	1,554	(10,564)
Financing activities	4,467	4,873

Net decrease in cash and cash equivalents	$(871)	$(9,311)

Net Cash Used in Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $6.9 million, consisting primarily of a net loss of $10.8 million and an increase in net operating assets of $0.4 million, partially offset by non-cash charges of $4.3 million. The cash used in operations was due primarily to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA in March 2018. The non-cash charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to an increase in inventory and a decrease in accounts payable, partially offset by a decrease in accounts receivable.

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

Net Cash Provided (Used in) by Investing Activities

During the three months ended March 31, 2019, net cash provided by investing activities was $1.6 million, consisting of net maturities of short-term investments, available-for-sale, of $2.8 million and purchases of property and equipment of $1.2 million.

During the three months ended March 31, 2018, net cash used in investing activities was $10.6 million, consisting of net purchases of short-term investments, available-for-sale, of $10.3 million and purchases of property and equipment of $0.3 million.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $4.5 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

During the three months ended March 31, 2018, net cash provided by financing activities was $4.9 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.

Liquidity

We currently believe that our existing cash, cash equivalents and short-term investments as of March 31, 2019, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. Beyond that, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual obligations as of March 31, 2019, have not materially changed from December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $97.6 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at March 31, 2019 would not have a material effect on our financial position, results of operations or cash flows.

Credit Risk

As of March 31, 2019, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States and of SINUVA to specialty pharmacies and specialty distributors in the United States. No single customer represented more than 10% of our accounts receivable as of March 31, 2019 and December 31, 2018.

Foreign Currency Risk

Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 2003. We incurred a net loss of $10.8 million for the three months ended March 31, 2019, and $22.9 million and $16.4 million for the years ended December 31, 2018 and 2017, respectively. As of March 31, 2019, we had an accumulated deficit of $198.6 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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

We are early in our commercialization of SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies are seeking reimbursement for the product using an unassigned J Code. We applied for a product-specific J code, and on April 26, 2019, CMS announced that they intend to establish a new J code described as “Mometasone furoate, implant, 10 micrograms.” CMS has also indicated a preliminary decision to eliminate the S1090 code, which was previously assigned to PROPEL. When CMS issues its final decision in November 2019, we expect they will issue further explanation of their decision to eliminate the S1090 code, which will help us better understand the implications to our business. We cannot be assured we will be successful in our efforts to secure a product-specific J code. We have limited experience with this reimbursement and do not know how effective this approach will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement code is used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:

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

The prevalence of sinus procedures being performed in the office has increased since sinus dilation products for use in the office setting received Category I CPT codes in 2011. As a result, the number of companies selling sinus dilation products has increased and well-known companies such as Medtronic, Stryker and Johnson & Johnson have begun to sell sinus dilation products. This has led to increased marketing investments to sell these sinus dilation products in an attempt to not only grow the overall sinus procedure market but also to shift procedures from the operating room to the office. If more patients are treated for chronic sinusitis in a physician’s office with a sinus dilation product rather than through FESS procedures in the operating room, the volume of FESS procedures performed may not grow as anticipated and our ability to sell our products may be harmed.

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

State and local governments continue to consider prescription drug pricing transparency proposals. In October 2017, California enacted legislation requiring pharmaceutical manufacturers to disclose and provide justification for certain price increases; however, the regulations under which we will have to operate have not yet been promulgated. While we have taken and will continue to take appropriate actions to ensure compliance with this new law, without knowing the final regulations applicable to us, we cannot comprehensively assess the potential impact on our business. Additional legislation or ballot initiatives may be proposed by various states and municipalities in the future, and we cannot predict the outcome of any future proposals, the market’s perception of them or their potential impact on us.

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

If we participate in the Medicaid Drug Rebate Program, and other governmental pricing programs, we will be obligated to pay certain specified rebates and report pricing information with respect to SINUVA. Pricing and rebate calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. We cannot assure you that our submissions will not be found by the CMS to be incomplete or incorrect. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer price, or AMP, and best price, or BP, for the quarter. If we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due, and CMS may request or require restatements for earlier periods as well. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the Public Health Service’s 340B drug pricing program, or 340B, and under other similar government pricing programs.

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

From time to time, the Financial Accounting Standards Board, or FASB, issues new accounting principles. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, with amendments in 2015 and 2016, which created a new Accounting Standards Codification Topic 606, or Topic 606, that replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles, or GAAP, when it became effective for us on January 1, 2018. Under Topic 606, more judgment and estimates are required within the revenue recognition process than were previously required under GAAP. Changes to existing rules, or changes to interpretations of existing rules, could lead to changes in our accounting policies and systems. Such changes could materially adversely affect our reported financial results and stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the Registrant and certain of its stockholders	S-1	333-196974	10.6	6/23/2014

10.1†	Processing Agreement by and between the registrant and Isomedix Operations Inc., dated as of February 1, 2019

10.2	Amendment to Offer Letter by and between the registrant and Robert H. Binney, Jr., dated as of January 17, 2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain confidential information contained in this document, marked by brackets, is omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
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

Dated: May 7, 2019	Intersect ENT, Inc. (Registrant)

/s/ Lisa D. Earnhardt
Lisa D. Earnhardt
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer
(Principal Financial and Accounting Officer)