Form 10-Q
period 2019-06-30
Intersect ENT, Inc.
filed 2019-08-05
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:
001-36545

INTERSECT ENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0280837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1555 Adams Drive Menlo Park , California	94025
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(650)

641-2100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading symbol(s)	Name of Exchange on Which registered:
Common Stock , 0.001 par value	XENT	The Nasdaq Global Market

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
of the Exchange Act).    Yes
☐

No

☒
Shares of common stock outstanding as of July 31, 2019 were 31,472,755.

INTERSECT ENT, INC.
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$9,358	$9,464
Short-term investments, available-for-sale	84,114	91,309
Accounts receivable, net	15,529	19,616
Inventory	15,689	11,586
Prepaid expenses and other current assets	1,998	2,695

Total current assets	126,688	134,670
Property and equipment, net	6,113	5,878
Other non-current assets	1,264	413

Total assets	$134,065	$140,961

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,786	$6,202
Accrued compensation	9,725	12,281
Other current liabilities	2,442	1,250

Total current liabilities	15,953	19,733
Other non-current liabilities	44	234

Total liabilities	15,997	19,967
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at June 30, 2019 and December 31, 2018;
Issued and outstanding shares: no ne	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at June 30, 2019 and December 31, 2018;
Issued and outstanding shares: 31,469 at June 30, 2019 and 30,745 at December 31, 2018	31	31
Additional paid-in capital	327,891	308,766
Accumulated other comprehensive income (loss)	97	(41)
Accumulated deficit	(209,951)	(187,762)

Total stockholders’ equity	118,068	120,994

Total liabilities and stockholders’ equity	$134,065	$140,961

(1)	Amounts have been derived from the December 31, 2018 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$26,659	$26,300	$53,332	$51,023
Cost of sales	5,046	5,558	9,691	11,040

Gross profit	21,613	20,742	43,641	39,983

Operating expenses:
Selling, general and administrative	27,611	21,005	54,818	42,521
Research and development	6,041	4,374	12,307	8,647

Total operating expenses	33,652	25,379	67,125	51,168

Loss from operations	(12,039)	(4,637)	(23,484)	(11,185)
Interest income and other, net	655	477	1,295	889

Net loss	(11,384)	(4,160)	(22,189)	(10,296)
Other comprehensive income:
Unrealized gain on short-term investments, net	61	70	138	5

Comprehensive loss	$(11,323)	$(4,090)	$(22,051)	$(10,291)

Net loss per share, basic and diluted	$(0.36)	$(0.14)	$(0.71)	$(0.34)

Weighted average common shares used to compute net loss per share, basic and diluted	31,362	30,264	31,141	30,072

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	30,745	$31	$308,766	$(41)	$(187,762)	$120,994
Issuance of common stock and exercise of stock options	417	—	4,467	—	—	4,467
Stock-based compensation expense	—	—	4,014	—	—	4,014
Unrealized gain on short-term investments	—	—	—	77	—	77
Net loss	—	—	—	—	(10,805)	(10,805)

Balance at March 31, 2019	31,162	31	317,247	36	(198,567)	118,747
Issuance of common stock and exercise of stock options	307	—	4,964	—	—	4,964
Stock-based compensation expense	—	—	5,680	—	—	5,680
Unrealized gain on short-term investments	—	—	—	61	—	61
Net loss	—	—	—	—	(11,384)	(11,384)

Balance at June 30, 2019	31,469	$31	$327,891	$97	$(209,951)	$118,068

Balance at December 31, 2017	29,678	$30	$282,121	$(92)	$(164,840)	$117,219
Issuance of common stock and exercise of stock options	421	—	4,224	—	—	4,224
Stock-based compensation expense	—	—	3,138	—	—	3,138
Unrealized loss on short-term investments	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(6,136)	(6,136)

Balance at March 31, 2018	30,099	30	289,483	(157)	(170,976)	118,380
Issuance of common stock and exercise of stock options	336	—	4,484	—	—	4,484
Stock-based compensation expense	—	—	3,605	—	—	3,605
Unrealized gain on short-term investments	—	—	—	70	—	70
Net loss	—	—	—	—	(4,160)	(4,160)

Balance at June 30, 2018	30,435	$30	$297,572	$(87)	$(175,136)	$122,379

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net loss	$(22,189)	$(10,296)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,269	837
Amortization of right-of-use assets	555	—
Stock-based compensation expense	9,366	6,743
Amortization of net investment discount	(790)	(254)
Changes in operating assets and liabilities:
Accounts receivable, net	4,087	1,949
Inventory	(3,774)	(659)
Prepaid expenses and other assets	713	375
Accounts payable	(1,842)	(470)
Accrued compensation	(2,556)	(4,454)
Other liabilities	(707)	(260)

Net cash used in operating activities	(15,868)	(6,489)

Investing activities:
Purchases of short-term investments	(69,342)	(68,583)
Maturities of short-term investments	77,465	58,232
Purchases of property and equipment	(1,792)	(549)

Net cash provided by (used in) investing activities	6,331	(10,900)

Financing activities:
Proceeds from issuance of common stock and exercise of stock options	9,431	9,355

Net cash provided by financing activities	9,431	9,355

Net decrease in cash and cash equivalents	(106)	(8,034)
Cash and cash equivalents:
Beginning of the period	9,464	19,837

End of the period	$9,358	$11,803

Non-cash investing activities:
Right-of-use asset obtained in exchange for lease obligations	$117	$—
Property and equipment included in accounts payable	440	183
Lessor funded building improvements	152	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Organization

Description of Business
Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. The Company’s U.S. Food and Drug Administration (“FDA”) approved products are steroid releasing implants designed to treat patients suffering from chronic sinusitis who are managed by ear, nose and throat (“ENT”) physicians. These products include the PROPEL
®
family of products (PROPEL
®
, PROPEL
®
Mini and PROPEL
®
Contour) and the SINUVA
®
(mometasone furoate) Sinus Implant. The PROPEL family of products are used in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers and SINUVA is designed to be used in the physician’s office setting of care to treat patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. In addition, the Company received FDA approval to market the new PROPEL Mini Straight Delivery System in July 2019, designed to facilitate implant placement in the ethmoid sinus. The PROPEL family of products are devices approved under the Premarket Approval (“PMA”) and SINUVA is a drug that was approved under a New Drug Application (“NDA”). In addition, Intersect ENT continues to invest in research and development of new products and product improvements.

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
The interim financial data as of June 30, 2019, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2019 and 2018. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report, except as described below.
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
The results for the three and six months ended June 30, 2019 are presented under Topic 842. The results for the three and six months ended June 30, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting under prior lease guidance, ASC Topic 840:
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
Recent Accounting Pronouncements
There have been no significant changes to the disclosures in the recent accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report.
3.	Composition of Certain Financial Statement Items
Accounts Receivable (in thousands):

	June 30,	December 31,
	2019	2018
Accounts receivable	$15,626	$19,696
Allowance for doubtful accounts	(97)	(80)

	$15,529	$19,616

Inventory (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$2,407	$1,872
Work-in-process	283	368
Finished goods	12,999	9,346

	$15,689	$11,586

Capitalized stock-based compensation expense of $0.9 million and $0.6 million were included in inventory as of June 30, 2019 and December 31, 2018, respectively.
Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PROPEL family of products	$25,563	$25,788	$51,295	$50,251
SINUVA	1,096	512	2,037	772

	$26,659	$26,300	$53,332	$51,023

4.	Cash, Cash Equivalents and Short-term Investments
The following is a summary of cash, cash equivalents and short-term investments, available-for-sale,
by type of instrument (in thousands):

	June 30,				December 31,
	2019				2018
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$5,532	$—	$—	$5,532	$4,168	$—	$—	$4,168
Money market funds	3,826	—	—	3,826	2,308	—	—	2,308
Corporate debt securities	47,250	53	(9)	47,294	45,177	5	(17)	45,165
Commercial paper	36,767	53	—	36,820	49,161	—	(29)	49,132

	$93,375	$106	$(9)	$93,472	$100,814	$5	$(46)	$100,773

Reported as:
Cash and cash equivalents				$9,358				$9,464
Short-term investments, available-for-sale				84,114				91,309

				$93,472				$100,773

As of June 30, 2019 and December 31, 2018, the Company had
no
investments with a contractual maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2019 and year ended December 31, 2018. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.
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
Cash, Cash Equivalents and Short-term Investments
The following is a summary of cash, cash equivalents and short-term investments, available-for-sale,
by type of instrument measured at fair value on a recurring basis (in thousands):

	June 30,				December 31,
	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$5,532	$—	$—	$5,532	$4,168	$—	$—	$4,168
Money market funds	3,826	—	—	3,826	2,308	—	—	2,308
Corporate debt securities	—	47,294	—	47,294	—	45,165	—	45,165
Commercial paper	—	36,820	—	36,820	—	49,132	—	49,132

	$9,358	$84,114	$—	$93,472	$6,476	$94,297	$—	$100,773

Reported as:
Cash and cash equivalents				$9,358				$9,464
Short-term investments, available-for-sale				84,114				91,309

				$93,472				$100,773

There were
no

transfers
in and out of Level 1 and Level 2 during the six months ended June 30, 2019 and year ended December 31, 2018.
6.	Leases

The Company’s headquarters is leased under an operating lease agreement entered into in March 2012 and expires in
May 2020
.
This lease is for
50,400
square feet and includes a renewal provision allowing the Company to extend this lease for an additional three years at 95% of the then-current fair market rental rate.
Exercise of this extension option was not considered reasonably assured nor reasonably certain and has therefore been excluded from the estimated remaining lease term. In
March 2019
, the Company entered into an additional operating lease agreement for 10,000 square feet of warehouse space which also expires in May 2020. Both operating lease agreements require the Company to pay executory costs such as real estate taxes, insurance and repairs.
Right-of-use
assets (in thousands):

June 30,
2019
Upon the adoption of Topic 842	$1,572
Additional warehouse operating lease	117
Less: accumulated amortization	(555)

$1,134

Operating lease liabilities (in thousands):

June 30,
2019
Current portion included in other current liabilities	$1,512
Non-current portion included in other non-current liabilities	—

$1,512

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $0.9 million and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
Future minimum annual operating lease payments are as follows (in thousands):

June 30,
Fiscal Years Ending December 31,	2019
2019 (remaining)	$783
2020	782
Thereafter	—

Total minimum payments	1,565
Less: present value adjustment	(53)

Total	$1,512

As of June 30, 2019, the weighted average remaining lease term is 0.9 years. Rent expense was $1.1 million and $1.0 million during the six months ended June 30, 2019 and 2018, respectively.
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

A summary of the Company’s stock option activity and related information (options in thousands):

	Six Months Ended
	June 30, 2019
		Weighted Average
	Options	Exercise Price
Outstanding, beginning of period	3,688	$20.84
Granted	1,099	29.93
Exercised	(505)	15.29
Forfeited	(170)	26.21

Outstanding, end of period	4,112	23.73

Exercisable	1,959	19.82

As of June 30, 2019, the aggregate
pre-tax
intrinsic value of options outstanding was $13.7 million and options outstanding and exercisable was $9.7 million, as calculated based on the closing price of the Company’s common stock at the end of the period, the weighted-average remaining contractual term of options outstanding was 7.8 years and options outstanding and exercisable was 6.6 years. The aggregate pre-tax
intrinsic value of options exercised was $8.5 million and $13.8 million during the six months ended June 30, 2019 and 2018, respectively.
A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Six Months Ended
	June 30, 2019
		Weighted Average
	RSUs	Fair Value
Outstanding, beginning of period	350	$24.92
Awarded	364	29.16
Vested	(142)	23.34
Forfeited	(36)	28.38

Outstanding, end of period	536	27.98

As of June 30, 2019, the aggregate
pre-tax
intrinsic value of RSUs outstanding was $12.2 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 1.8 years.
Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of sales	$246	$330	$482	$590
Selling, general and administrative	4,440	2,646	7,414	5,012
Research and development	811	629	1,470	1,141

	$5,497	$3,605	$9,366	$6,743

As of June 30, 2019, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2023 related to unvested employee stock-based awards was $38.0 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.4 years. If there are any modifications or forfeitures of the underlying unvested securities, the Company may be required to accelerate, increase or decrease any remaining unearned stock-based compensation expense.

2014 Employee Stock Purchase Plan
In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”). A total of 77,355 shares were issued during the six months ended June 30, 2019.
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
The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common stock options	4,112	3,819	4,112	3,819
Restricted stock units	536	354	536	354
Employee stock purchase plan shares	75	102	75	102

	4,723	4,275	4,723	4,275

9.	Commitments and Contingencies

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
On or about May 15, 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled
Yaron v. Intersect ENT, Inc., et al.,
Case No. 3:19-cv-02647, against the Company and certain individual officers alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorneys’ fees. On July 15, 2019, the purported stockholder filed a motion to be appointed lead plaintiff. The court has set a hearing date to decide that motion for November 1, 2019. Once a lead plaintiff is appointed, the Company expects the lead plaintiff to file an amended complaint. The Company believes this lawsuit is without merit and intends to vigorously defend against it. As of June 30, 2019, the Company has not recorded a contingent liability associated with this lawsuit, as the Company has not determined that a loss is probable. In addition, any possible loss or range of loss, cannot be reasonably estimated at this time.

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
Overview
We are a commercial drug delivery company committed to improving the quality of life for patients with ear, nose and throat conditions. Our U.S. Food and Drug Administration, or FDA, approved products are steroid releasing implants designed to treat adult patients suffering from chronic sinusitis, who are managed by ENT physicians. These products include our PROPEL
®
family of products (PROPEL
®
, PROPEL
®
Mini and PROPEL
®
Contour) and the SINUVA
®
(mometasone furoate) Sinus Implant. The PROPEL family of products are used in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers and SINUVA is designed to be used in the physician’s office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. In addition, we received FDA approval to market our new PROPEL Mini Straight Delivery System in July 2019, designed to facilitate implant placement in the ethmoid sinus. The PROPEL family of products are devices approved under a Premarket Approval, or PMA and SINUVA is a drug that was approved under a New Drug Application, or NDA.
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
Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. Reimbursement submissions to cover the cost of SINUVA may be reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490. We applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA, and in July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate sinus implant, 10 micrograms.” CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401.
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
Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2019 and 2018.
Cost of Sales and Gross Profit
We manufacture our PROPEL family of products and SINUVA in our facility in Menlo Park, California. Cost of sales consists primarily of manufacturing overhead costs, material costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. We expect cost of sales to increase in absolute dollars primarily as, and to the extent, our revenue grows or we make additional investments in our manufacturing capabilities.
Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs and average selling prices, and we expect our gross margin to fluctuate based on changes in these factors. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as, and to the extent, production volume decreases. The per unit allocation of our manufacturing overhead costs may decrease as production volume increases until we increase our manufacturing capacity or introduce additional products, at which point the per unit allocation of our manufacturing overhead costs may increase due to the additional costs of our expanded manufacturing operations.

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
We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our significant accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies described in our Annual Report.
Recent Accounting Pronouncements
See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the six months ended June 30, 2019.
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands, except percentages)
Revenue	$26,659	$26,300	$53,332	$51,023
Cost of sales	5,046	5,558	9,691	11,040

Gross profit	21,613	20,742	43,641	39,983
Gross margin	81%	79%	82%	78%

Operating expenses:
Selling, general and administrative	27,611	21,005	54,818	42,521
Research and development	6,041	4,374	12,307	8,647

Total operating expenses	33,652	25,379	67,125	51,168

Loss from operations	(12,039)	(4,637)	(23,484)	(11,185)
Interest income and other, net	655	477	1,295	889

Net loss	$(11,384)	$(4,160)	$(22,189)	$(10,296)

Comparison of the Three and Six Months ended June 30, 2019 and 2018
Revenue
Revenue increased $0.4 million, or 1%, to $26.7 million during the three months ended June 30, 2019, compared to $26.3 million during the three months ended June 30, 2018, and increased $2.3 million, or 5%, to $53.3 million during the six months ended June 30, 2019, compared to $51.0 million during the six months ended June 30, 2018. The growth in revenue was attributable to an increase in the average selling price of our PROPEL family of products and initial sales of SINUVA, which contributed approximately 4% to revenue during the three and six months ended June 30, 2019.
Cost of Sales and Gross Margin
Cost of sales decreased $0.6 million, or 9%, to $5.0 million during the three months ended June 30, 2019, compared to $5.6 million during the three months ended June 30, 2018, and decreased $1.3 million, or 12%, to $9.7 million during the six months ended June 30, 2019, compared to $11.0 million during the six months ended June 30, 2018. The decrease in cost of sales for the three months ended June 30, 2019 was primarily attributable to the favorable impact of a lower cost structure during the three months ended June 30, 2019. The decrease in cost of sales for the six months ended June 30, 2019 was primarily attributable to charges during the six months ended June 30, 2018 related to our decision not to commercialize the initial SINUVA production output and the favorable impact of a lower cost structure during the six months ended June 30, 2019.
Gross margin for the three months ended June 30, 2019, increased to 81%, compared to 79% for the three months ended June 30, 2018, and for the six months ended June 30, 2019, increased to 82% compared to 78% for the six months ended June 30, 2018. The increase in gross margin for the three months ended June 30, 2019 was primarily attributable to the favorable impact of lower manufacturing costs and a higher average selling price. The increase in gross margin for the six months ended June 30, 2019 was primarily attributable to charges during the six months ended June 30, 2018 related to our decision not to commercialize the initial SINUVA production output, which accounted for approximately 2% of the increase in gross margin, and the favorable impact of lower manufacturing cost and a higher average selling price during the six months ended June 30, 2019. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as production volume decreases.
Selling, General and Administrative Expenses
SG&A expenses increased $6.6 million, or 31%, to $27.6 million during the three months ended June 30, 2019, compared to $21.0 million during the three months ended June 30, 2018, and increased $12.3 million, or 29%, to $54.8 million during the six months ended June 30, 2019, compared to $42.5 million during the six months ended June 30, 2018. The increase in SG&A expenses was primarily due to the incremental stock-based compensation associated with the leadership change as well as an increase in headcount and related expenses to support the commercial launch of SINUVA, which was launched in March 2018, and the ongoing commercialization of our PROPEL family of products.
Research and Development Expenses
R&D expenses increased $1.6 million, or 38%, to $6.0 million during the three months ended June 30, 2019, compared to $4.4 million during the three months ended June 30, 2018, and increased $3.7 million, or 42%, to $12.3 million during the six months ended June 30, 2019, compared to $8.6 million during the six months ended June 30, 2018. The increase in R&D expenses was primarily due to an increase in headcount and related expenses, and development of our investigational ASCEND drug-coated sinus balloon.
Interest Income and Other, Net
Interest income and other, net, increased $0.2 million to $0.7 million during the three months ended June 30, 2019, compared to $0.5 million during the three months ended June 30, 2018, and increased $0.4 million to $1.3 million during the six months ended June 30, 2019, compared to $0.9 million during the six months ended June 30, 2018. The increase in interest income and other, net, was primarily attributable to higher interest rates earned on our investments.
Liquidity and Capital Resources
Overview
As of June 30, 2019, we had cash, cash equivalents and short-term investments of $93.5 million, compared to cash, cash equivalents and short-term investments of $100.8 million as of December 31, 2018.

Cash Flows

	Six Months Ended June 30,
	2019	2018
(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,868)	$(6,489)
Investing activities	6,331	(10,900)
Financing activities	9,431	9,355

Net decrease in cash and cash equivalents	$(106)	$(8,034)

Net Cash Used in Operating Activities
During the six months ended June 30, 2019, net cash used in operating activities was $15.9 million, consisting primarily of a net loss of $22.2 million and an increase in net operating assets of $4.1 million, partially offset by non-cash
charges of $10.4 million. The cash used in operations was due primarily to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA in March 2018. The non-cash
charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to an increase in inventory and a decrease in accrued compensation and accounts payable, partially offset by a decrease in accounts receivable.
During the six months ended June 30, 2018, net cash used in operating activities was $6.5 million, consisting primarily of a net loss of $10.3 million and an increase in net operating assets of $3.5 million, partially offset by non-cash
charges of $7.3 million. The cash used in operations was due primarily to an increase in headcount to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA. The non-cash
charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to a decrease in accrued compensation from the payment of accrued year-end
bonuses, partially offset by a decrease in accounts receivable.
Net Cash Provided (Used in) by Investing Activities
During the six months ended June 30, 2019, net cash provided by investing activities was $6.3 million, consisting of net maturities of short-term investments, available-for-sale,
of $8.1 million, partially offset by purchases of property and equipment of $1.8 million.
During the six months ended June 30, 2018, net cash used in investing activities was $10.9 million, consisting primarily of net purchases of short-term investments, available-for-sale,
of $10.4 million and purchases of property and equipment of $0.5 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2019, net cash provided by financing activities was $9.4 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
During the six months ended June 30, 2018, net cash provided by financing activities was $9.4 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
Liquidity
We currently believe that our existing cash, cash equivalents and short-term investments as of June 30, 2019, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. Beyond that, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Off-Balance
Sheet Arrangements
As of June 30, 2019 and December 31, 2018, we were not a party to any off-balance
sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations as of June 30, 2019, have not materially changed from December 31, 2018.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.
As of June 30, 2019, we had cash, cash equivalents and short-term investments of $93.5 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at June 30, 2019 would not have a material effect on our financial position, results of operations or cash flows.
Credit Risk
As of June 30, 2019, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States and of SINUVA to specialty pharmacies and specialty distributors in the United States. No single customer represented more than 10% of our accounts receivable as of June 30, 2019 and December 31, 2018.
Foreign Currency Risk
Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.
ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
On or about May 15, 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled
Yaron v. Intersect ENT, Inc., et al.,
Case No.
3:19-cv-02647,
against the Company and certain individual officers alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorneys’ fees. On July 15, 2019, the purported stockholder filed a motion to be appointed lead plaintiff. The court has set a hearing date to decide that motion for November 1, 2019. Once a lead plaintiff is appointed, the Company expects the lead plaintiff to file an amended complaint. The Company believes this lawsuit is without merit and intends to vigorously defend against it.
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
We have incurred net losses since our inception in 2003. We incurred a net loss of $22.2 million for the six months ended June 30, 2019, and $22.9 million and $16.4 million for the years ended December 31, 2018 and 2017, respectively. As of June 30, 2019, we had an accumulated deficit of $210.0 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
Our revenue is generated from our PROPEL
®
family of products and, to a lesser extent, SINUVA
®
. Our revenue is completely dependent on the success of these products, and if these products fail to grow or to continue experiencing expanded adoption, our business will suffer.
We started selling PROPEL
®
in August 2011, PROPEL
®
Mini in November 2012 and PROPEL
®
Contour in February 2017, collectively referred to as our PROPEL family of products. We expect that sales of these products, together with SINUVA, which we started selling in March 2018, will account for all of our revenue for the foreseeable future. In addition, our ability to become profitable will depend upon the commercial success of these products. In July 2019, we received FDA approval to market our new PROPEL Mini Straight Delivery System, designed to facilitate implant placement in the ethmoid sinus. We market our products primarily to ear, nose and throat, or ENT, physicians who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including, among others:
•	lack of experience with our products;
•	lack of adequate reimbursement or cost to the patient;
•	lack of conviction regarding evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;
•	lack of clinical data supporting longer-term patient benefits or, in the case of SINUVA, repeated use;
•	new technologies that may be competitive to our products; and
•	liability risks generally associated with the use of new products and procedures.
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
We are early in our commercialization of SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies have been seeking reimbursement for the product using an unassigned J Code. We applied for a product-specific J code in the 2018 process but it was not granted and we reapplied in the 2019 process. In July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate, sinus implant, 10 micrograms.” CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. We have limited experience with this reimbursement and do not know how effective this approach will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement code is used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:
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
In addition, there are and have been venture companies seeking to develop competitive products. Companies may also market alternatives to current modes of treatment, such as OptiNose. Finally, there are established pharmaceutical companies evaluating monoclonal antibodies for the treatment of chronic sinusitis, such as Regeneron Pharmaceuticals, Inc., who recently received FDA approval to market Dupixent for chronic rhinosinusitis with nasal polyposis.
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
Our leadership transition may not go smoothly and could adversely impact our future operations.
In June 2019, we announced Mr. Thomas A. West had been appointed as our new President and Chief Executive Officer effective July 22, 2019, replacing Ms. Lisa D. Earnhardt, who notified us in May 2019 of her resignation as our President and Chief

Executive Officer effective June 5, 2019. In addition, we also announced in June 2019 that Ms. Jeryl L. Hilleman, our Chief Financial Officer, will resign effective as of early 2020. As a result, we have started the process to find a new Chief Financial Officer, which may be challenging. A significant leadership change is inherently risky, may cause disruption to our business, may cause concerns from third parties with whom we do business and may increase the likelihood of turnover of other key officers and employees. The loss of services of one or more other members of senior management or the inability to attract qualified permanent replacements, could have a material adverse effect on our business. We may be unable to manage these transitions smoothly which could adversely impact our future strategy and ability to function or execute and could materially and adversely affect our business, financial condition and results of operations.
Our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
We believe that our continued success depends, to a significant extent, upon the efforts and abilities of our executive officers and key employees. All of our executive officers and other employees are at-will
employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel or the turnover of a meaningful number of our employees within a particular function or throughout the company within a given period of time, likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business.
Our future success also depends on our ability to continue to attract and retain our executive officers and other key employees. Many of our employees have become vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. We do not carry any “key person” insurance policies.
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
 2014-09,
Revenue from Contracts with Customers
, with amendments in 2015 and 2016, which created a new Accounting Standards Codification Topic 606, or Topic 606, that replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles, or GAAP, when it became effective for us on January 1, 2018. Under Topic 606, more judgment and estimates are required within the revenue recognition process than were previously required under GAAP. Changes to existing rules, or changes to interpretations of existing rules, could lead to changes in our accounting policies and systems. Such changes could materially adversely affect our reported financial results and stock price.
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, such as the class action filed against us in May 2019, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.
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
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS

Incorporation by Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the Registrant and certain of its stockholders	S-1	333-196974	10.6	6/23/2014

10.1	Offer Letter by and between the registrant and Thomas A. West, dated as of June 24, 2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: August 5, 2019	Intersect ENT, Inc. (Registrant)

/s/ Thomas A. West
Thomas A. West
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)