Form 10-Q
period 2019-09-30
Intersect ENT, Inc.
filed 2019-11-05
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
 31, 2019 were

31,514,901.

INTERSECT ENT, INC.
Form
10-Q
– QUARTERLY REPORT
For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$10,354	$9,464
Short-term investments, available-for-sale	78,873	91,309
Accounts receivable, net	13,243	19,616
Inventory	16,921	11,586
Prepaid expenses and other current assets	3,809	2,695

Total current assets	123,200	134,670
Property and equipment, net	6,072	5,878
Other non-current assets	1,010	413

Total assets	$130,282	$140,961

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,788	$6,202
Accrued compensation	12,655	12,281
Other current liabilities	1,912	1,250

Total current liabilities	19,355	19,733
Other non-current liabilities	44	234

Total liabilities	19,399	19,967
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at September 30, 2019 and December 31, 2018;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at September 30, 2019 and December 31, 2018;
Issued and outstanding shares: 31,510 at September 30, 2019 and 30,745 at December 31, 2018	32	31
Additional paid-in capital	333,556	308,766
Accumulated other comprehensive income (loss)	94	(41)
Accumulated deficit	(222,799)	(187,762)

Total stockholders’ equity	110,883	120,994

Total liabilities and stockholders’ equity	$130,282	$140,961

(1)	Amounts have been derived from the December 31, 2018 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$24,056	$24,666	$77,388	$75,689
Cost of sales	4,876	5,202	14,567	16,242

Gross profit	19,180	19,464	62,821	59,447
Operating expenses:
Selling, general and administrative	26,429	22,760	81,247	65,281
Research and development	6,145	4,872	18,452	13,519

Total operating expenses	32,574	27,632	99,699	78,800

Loss from operations	(13,394)	(8,168)	(36,878)	(19,353)
Interest income and other, net	546	572	1,841	1,461

Net loss	(12,848)	(7,596)	(35,037)	(17,892)
Other comprehensive income:
U nrealized (loss) gain on short-term investments, net	(3)	46	135	51

Comprehensive loss	$(12,851)	$(7,550)	$(34,902)	$(17,841)

Net loss per share, basic and diluted	$(0.41)	$(0.25)	$(1.12)	$(0.59)

Weighted average common shares used to compute net loss per share, basic and diluted	31,483	30,475	31,256	30,208

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	30,745	$31	$308,766	$(41)	$(187,762)	$120,994
Issuance of common stock and exercise of stock options	417	—	4,467	—	—	4,467
Stock-based compensation expense	—	—	4,014	—	—	4,014
Unrealized gain on short-term investments	—	—	—	77	—	77
Net loss	—	—	—	—	(10,805)	(10,805)

Balance at March 31, 2019	31,162	31	317,247	36	(198,567)	118,747
Issuance of common stock and exercise of stock options	307	—	4,964	—	—	4,964
Stock-based compensation expense	—	—	5,680	—	—	5,680
Unrealized gain on short-term investments	—	—	—	61	—	61
Net loss	—	—	—	—	(11,384)	(11,384)

Balance at June 30, 2019	31,469	31	327,891	97	(209,951)	118,068
Issuance of common stock and exercise of stock options	41	1	407	—	—	408
Stock-based compensation expense	—	—	5,258	—	—	5,258
Unrealized loss on short-term investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,848)	(12,848)

Balance at September 30, 2019	31,510	$32	$333,556	$94	$(222,799)	$110,883

Balance at December 31, 2017	29,678	$30	$282,121	$(92)	$(164,840)	$117,219
Issuance of common stock and exercise of stock options	421	—	4,224	—	—	4,224
Stock-based compensation expense	—	—	3,138	—	—	3,138
Unrealized loss on short-term investments	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(6,136)	(6,136)

Balance at March 31, 2018	30,099	30	289,483	(157)	(170,976)	118,380
Issuance of common stock and exercise of stock options	336	—	4,484	—	—	4,484
Stock-based compensation expense	—	—	3,605	—	—	3,605
Unrealized gain on short-term investments	—	—	—	70	—	70
Net loss	—	—	—	—	(4,160)	(4,160)

Balance at June 30, 2018	30,435	30	297,572	(87)	(175,136)	122,379
Issuance of common stock and exercise of stock options	94	—	1,371	—	—	1,371
Stock-based compensation expense	—	—	3,607	—	—	3,607
Unrealized gain on short-term investments	—	—	—	46	—	46
Net loss	—	—	—	—	(7,596)	(7,596)

Balance at September 30, 2018	30,529	$30	$302,550	$(41)	$(182,732)	$119,807

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(35,037)	$(17,892)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,986	1,279
Amortization of right-of-use assets	853	—
Stock-based compensation expense	14,615	10,350
Amortization of net investment discount	(1,050)	(546)
Changes in operating assets and liabilities:
Accounts receivable, net	6,373	2,196
Inventory	(4,997)	(2,627)
Prepaid expenses and other assets	(1,066)	(255)
Accounts payable	(771)	230
Accrued compensation	374	(948)
Other liabilities	(1,238)	(169)

Net cash used in operating activities	(19,958)	(8,382)
Investing activities:
Purchases of short-term investments	(97,863)	(96,422)
Maturities of short-term investments	111,485	85,633
Purchases of property and equipment	(2,613)	(1,242)

Net cash provided by (used in) investing activities	11,009	(12,031)
Financing activities:
Proceeds from issuance of common stock and exercise of stock options	9,839	10,728

Net cash provided by financing activities	9,839	10,728

Net increase (decrease) in cash and cash equivalents	890	(9,685)
Cash and cash equivalents:
Beginning of the period	9,464	19,837

End of the period	$10,354	$10,152

Non-cash investing activities:
Right-of-use asset obtained in exchange for lease obligations	$117	$—
Property and equipment included in accounts payable	370	533
Lessor funded building improvements	152	—

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
The interim financial data as of September 30, 2019, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2019 and 2018. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report, except as described below.
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

The results for the three and nine months ended September 30, 2019 are presented under Topic 842. The results for the three and nine months ended September 30, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting under prior lease guidance, ASC Topic 840:
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

non-statutory

stock options to consultants and

non-employee

directors.
The Company is required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors, including employee stock options and restricted stock units. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss. The Company uses the straight-line method for expense attribution and has elected to account for forfeitures when they occur.
The valuation model used for calculating the fair value of awards for stock-based compensation expense, except for market-based awards, is the Black-Scholes option-pricing model (the “Black-Scholes model”). For market-based awards, the Monte Carlo simulation model (the “Monte Carlo simulation”) is used. Both the Black-Scholes model and Monte Carlo simulation requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the awards granted are expected to be outstanding), the volatility of common stock and an assumed risk-free interest rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.
Recent Accounting Pronouncements
There have been no significant changes to the disclosures in the recent accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report.
3.       Composition of Certain Financial Statement Items
Accounts Receivable (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$13,333	$19,696
Allowance for doubtful accounts	(90)	(80)

	$13,243	$19,616

Inventory (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$2,353	$1,872
Work-in-process	452	368
Finished goods	14,116	9,346

	$16,921	$11,586

Capitalized stock-based compensation expense of $0.9 million and $0.6 million were included in inventory as of September 30, 2019 and December 31, 2018, respectively.
Revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PROPEL family of products	$22,962	$23,851	$74,257	$74,102
SINUVA	1,094	815	3,131	1,587

	$24,056	$24,666	$77,388	$75,689

4.       Cash, Cash Equivalents and Short-term Investments
The following is a summary of cash, cash equivalents and short-term investments, available-for-sale,
by type of instrument (in thousands):

	September 30, 2019				December 31, 2018
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$8,856	$—	$—	$8,856	$4,168	$—	$—	$4,168
Money market funds	1,498	—	—	1,498	2,308	—	—	2,308
Corporate debt securities	50,262	73	(4)	50,331	45,177	5	(17)	45,165
Commercial paper	28,517	27	(2)	28,542	49,161	—	(29)	49,132

	$89,133	$100	$(6)	$89,227	$100,814	$5	$(46)	$100,773

Reported as:
Cash and cash equivalents				$10,354				$9,464
Short-term investments, available-for-sale				78,873				91,309

				$89,227				$100,773

As of September 30, 2019 and December 31, 2018, the Company had no investments with a contractual maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2019 and year ended December 31, 2018. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.
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
Cash, Cash Equivalents and Short-term Investments
The following is a summary of cash, cash equivalents and short-term investments, available-for-sale,
by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$8,856	$—	$—	$8,856	$4,168	$—	$—	$4,168
Money market funds	1,498	—	—	1,498	2,308	—	—	2,308
Corporate debt securities	—	50,331	—	50,331	—	45,165	—	45,165
Commercial paper	—	28,542	—	28,542	—	49,132	—	49,132

	$10,354	$78,873	$—	$89,227	$6,476	$94,297	$—	$100,773

Reported as:
Cash and cash equivalents				$10,354				$9,464
Short-term investments, available-for-sale				78,873				91,309

				$89,227				$100,773

There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2019 and year ended December 31, 2018.
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
Right-of-use
assets (in thousands):

September 30, 2019
Upon the adoption of Topic 842	$1,572
Additional warehouse operating lease	117
Less: accumulated amortization	(853)

$836

Operating lease liabilities (in thousands):

September 30, 2019
Current portion included in other current liabilities	$1,069
Non-current portion included in other non-current liabilities	—

$1,069

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was $1.4 million and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.
Future minimum annual operating lease payments are as follows (in thousands):

Fiscal Years Ending December 31,	September 30, 2019
2019 (remaining)	$314
2020	782
Thereafter	—

Total minimum payments	1,096
Less: present value adjustment	(27)

Total	$1,069

As of September 30, 2019, the weighted average remaining lease term was
 0.7 years. Rent expense was $1.7 million and $1.5 million during the nine months ended September 30, 2019 and 2018, respectively.
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
A summary of the Company’s stock option activity and related information (options in thousands):

	Nine Months Ended September 30, 2019
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,688	$20.84
Granted	1,821	26.09
Exercised	(545)	14.91
Forfeited	(720)	25.56

Outstanding, end of period	4,244	23.05

Exercisable	2,192	20.62

As of September 30, 2019, the aggregate
pre-tax
intrinsic value of options outstanding was $4.5 million and options outstanding and exercisable was $3.8 million, as calculated based on the closing price of the Company’s common stock at the end of the period, the weighted-average remaining contractual term of options outstanding was 7.8 years and options outstanding and exercisable was 6.6 years. The aggregate pre-tax
intrinsic value of options exercised was $8.8 million and $15.2 million during the nine months ended September 30, 2019 and 2018, respectively.

A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Nine Months Ended September 30, 2019
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	350	$24.92
Awarded	542	26.16
Vested	(142)	23.34
Forfeited	(144)	26.93

Outstanding, end of period	606	25.92

As of September 30, 2019, the aggregate
pre-tax
intrinsic value of RSUs outstanding was $10.3 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining contractual term of RSUs outstanding was 2.0 years.
Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$354	$354	$836	$944
Selling, general and administrative	4,021	2,566	11,435	7,578
Research and development	874	687	2,344	1,828

	$5,249	$3,607	$14,615	$10,350

As of September 30, 2019, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2023 related to unvested employee stock-based awards was $33.2 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.5 years.
If there are any modifications or forfeitures of the underlying unvested securities, the Company may be required to accelerate, increase or decrease any remaining unearned stock-based compensation expense.
In July 2019, the Company granted a stock option subject to both service and market-based vesting conditions to purchase

427,147
shares of the Company’s common stock to its new President and CEO with an exercise price of $
20.44
. The shares subject to this option will vest on the third anniversary from the date of grant provided that certain
30-day trailing average
stock price targets
(
$
32
, $
40

and
$
48
,

respectively) are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested shares will be cancelled. The grant date fair value of this option was

$
2.9
 million, as estimated with the Monte Carlo simulation model, using the following assumptions: expected volatility of
47.3
%; expected risk-free interest rate of
1.9
%; expected term of
6.5
years; and expected dividend yield of
zero
percent. The fair value of this option is expected to be
recognized
 over
 the
three-year

service period from the date of grant.
2014 Employee Stock Purchase Plan
In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”). A total of 77,355 shares were issued during the nine months ended September 30, 2019.
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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock options	4,244	3,692	4,244	3,692
Restricted stock units	606	342	606	342
Employee stock purchase plan shares	75	102	75	102

	4,925	4,136	4,925	4,136

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
Indemnification
The Company’s amended and restated certificate of incorporation contains provisions limiting the liability of directors, and its amended and restated bylaws provide that the Company will indemnify each of its directors to the fullest extent permitted under Delaware law. The Company’s amended and restated certificate of incorporation and amended and restated bylaws also provide its board of directors with discretion to indemnify its officers and employees when determined appropriate by the board. In addition, the Company has entered and expects to continue to enter into agreements to indemnify its directors and executive officers
.
Litigation
The Company may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in the Company’s estimation, it may record reserves in its financial statements for pending litigation and other claims.
In May 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled
Yaron v. Intersect ENT, Inc., et al.,
Case No.
4:19-cv-02647,
against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorneys’ fees. On July 15, 2019, the purported stockholder filed a motion to be appointed lead plaintiff. The court granted the motion appointing lead plaintiff on September 24, 2019 and the court has set the schedule for the initial motions and pleadings in this case. The Company believes this lawsuit is without merit and intends to vigorously defend against it. As of September 30, 2019, the Company has not recorded a contingent liability associated with this lawsuit, as the Company has not determined that a loss is probable. In addition, any possible loss or range of loss, cannot be reasonably estimated at this time.

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
Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. Reimbursement submissions to cover the cost of SINUVA may be reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490. We applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA, and in July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401.
We continue to invest in research and development of new products and product improvements. We commenced a clinical trial in December 2018 of a new pipeline product, the investigational ASCEND drug-coated sinus balloon. The ASCEND study was a prospective, randomized, blinded, multi-center trial of 70 patients that assessed the safety and efficacy of our ASCEND product. The ASCEND product was randomized against an uncoated balloon and, similar to clinical studies for our PROPEL family of products, the primary endpoint was evaluated at 30 days. This study assessed the ASCEND product’s ability to improve patency rates, as well as a number of other endoscopic parameters. As the first trial of its kind for this product platform, we recognized that the outcomes of the ASCEND trial could require further clinical study to support a PMA approval with the FDA. The study did not meet its primary endpoint of statistically significant improvement in frontal sinus patency grade at day 30 compared to the non-drug-coated balloon, as judged by an independent reviewer. However, the ASCEND product showed statistically significant differences in several important secondary endpoints directly attributable to the drug, mometasone furoate. These endpoints included statistically significant reduction in inflammation and polypoid edema at all timepoints through day 30, as assessed by both the clinical investigators and the independent reviewer. There was also a statistically significant reduction in the need for oral steroid interventions at day 30, as determined by the independent reviewer. There were no adverse events related to the drug component of the ASCEND product, and no device-related serious adverse events observed in the study. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. We will continue to analyze the ASCEND study findings to inform our clinical and regulatory strategy.
We are continuing to grow and develop our sales force in order to expand our communication of the benefits of our commercial products to our physician customers. We seek to grow our revenue by increasing the frequency of use of our products among current physician customers and by adding new physician users.
Components of Our Results of Operations
Revenue
Our revenue has been derived almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018. We expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. Revenue from SINUVA is recognized net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known.
Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2019 and 2018.
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
Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs and average selling prices. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as, and to the extent, production volume decreases. We expect that our gross margin will most likely decrease in the near term due to a decrease in overhead absorption and investments we are making in manufacturing process improvement. We believe that our gross margin will improve in the long term as a result of our manufacturing process improvement investments as well as an expectation of production volume and revenue growth.
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
We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our significant accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies described in our Annual Report, except as described below.
Stock-based Compensation
We maintain an equity incentive plan to provide long-term incentive for employees, consultants and members of the board of directors. The plan allows for the issuance of non-statutory
and incentive stock options and restricted stock units to employees and non-statutory
stock options to consultants and
non-employee
directors.
We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors. Stock-based compensation expense is recognized over the requisite service period in the statements of operations and comprehensive loss. We use the straight-line method for expense attribution and we elected to account for forfeitures when they occur.
The valuation model we use for calculating the fair value of awards for stock-based compensation expense, except for market-based awards, is the Black-Scholes option-pricing model, or the Black-Scholes model. For market-based awards, the Monte Carlo simulation model, or the Monte Carlo simulation, is used. Both the Black-Scholes model and Monte Carlo simulation requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of common stock and an assumed risk-free interest rate. The fair market value of our common stock is determined based on the closing price of our common stock on the Nasdaq Global Market. There is some subjectivity in determining the expected volatility. Higher estimates of expected volatility would result in higher valuations of the award and lower estimates of expected volatility would result in lower valuations for the award. The award is not subject to remeasurement in future periods.
Recent Accounting Pronouncements
See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the nine months ended September 30, 2019.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands, except percentages)
Revenue	$24,056	$24,666	$77,388	$75,689
Cost of sales	4,876	5,202	14,567	16,242

Gross profit	19,180	19,464	62,821	59,447
Gross margin	80%	79%	81%	79%

Operating expenses:
Selling, general and administrative	26,429	22,760	81,247	65,281
Research and development	6,145	4,872	18,452	13,519

Total operating expenses	32,574	27,632	99,699	78,800

Loss from operations	(13,394)	(8,168)	(36,878)	(19,353)
Interest income and other, net	546	572	1,841	1,461

Net loss	$(12,848)	$(7,596)	$(35,037)	$(17,892)

Comparison of the Three and Nine Months ended September 30, 2019 and 2018
Revenue
Revenue decreased $0.6 million, or 2%, to $24.1 million during the three months ended September 30, 2019, compared to $24.7 million during the three months ended September 30, 2018, and increased $1.7 million, or 2%, to $77.4 million during the nine months ended September 30, 2019, compared to $75.7 million during the nine months ended September 30, 2018. The decrease in revenue for the three months ended September 30, 2019 was primarily attributable to lower unit sales of the PROPEL family of products, partially offset by an increase in the average selling price of our PROPEL family of products and growth in the adoption of SINUVA. The increase in revenue for the nine months ended September 30, 2019 was primarily attributable to an increase in the average selling price of our PROPEL family of products and growth in the adoption of SINUVA, partially offset by lower unit sales of the PROPEL family of products. SINUVA represented approximately 5% and 4% of our revenue during the three and nine months ended September 30, 2019, respectively.
Cost of Sales and Gross Margin
Cost of sales decreased $0.3 million, or 6%, to $4.9 million during the three months ended September 30, 2019, compared to $5.2 million during the three months ended September 30, 2018, and decreased $1.6 million, or 10%, to $14.6 million during the nine months ended September 30, 2019, compared to $16.2 million during the nine months ended September 30, 2018. The decrease in cost of sales for the three months ended September 30, 2019 was primarily attributable to the favorable impact of lower manufacturing costs and lower unit sales of the PROPEL family of products during the three months ended September 30, 2019, partially offset by manufacturing charges primarily related to a write-off
of a single PROPEL production lot. The decrease in cost of sales for the nine months ended September 30, 2019 was primarily attributable to charges during the nine months ended September 30, 2018 related to our decision not to commercialize the initial SINUVA production output, and the favorable impact of lower manufacturing costs and the lower unit sales of the PROPEL family of products, partially offset by manufacturing related charges during the nine months ended September 30, 2019.
Gross margin for the three months ended September 30, 2019, increased to 80%, compared to 79% for the three months ended September 30, 2018, and for the nine months ended September 30, 2019, increased to 81% compared to 79% for the nine months ended September 30, 2018. The increase in gross margin for the three months ended September 30, 2019 was primarily attributable to the favorable impact of lower manufacturing costs and a higher average selling price, partially offset by manufacturing related charges. The increase in gross margin for the nine months ended September 30, 2019 was primarily attributable to charges during the nine months ended September 30, 2018 related to our decision not to commercialize the initial SINUVA production output and the PROPEL production lot charge, which accounted for approximately 2% of the increase in gross margin, and the favorable impact of lower manufacturing costs and a higher average selling price, partially offset by manufacturing related charges during the nine months ended September 30, 2019.
Selling, General and Administrative Expenses
SG&A expenses increased $3.6 million, or 16%, to $26.4 million during the three months ended September 30, 2019, compared to $22.8 million during the three months ended September 30, 2018, and increased $15.9 million, or 24%, to $81.2 million during the nine months ended September 30, 2019, compared to $65.3 million during the nine months ended September 30, 2018. The increase in SG&A expenses was primarily due to the incremental stock-based compensation associated with the leadership change as well as an increase in headcount and related expenses to support the commercial launch of SINUVA, which was launched in March 2018, and the ongoing commercialization of our PROPEL family of products, partially offset by an expected refund related to previously paid medical device excise tax.
Research and Development Expenses
R&D expenses increased $1.2 million, or 26%, to $6.1 million during the three months ended September 30, 2019, compared to $4.9 million during the three months ended September 30, 2018, and increased $5.0 million, or 36%, to $18.5 million during the nine months ended September 30, 2019, compared to $13.5 million during the nine months ended September 30, 2018. The increase in R&D expenses was primarily due to development of our investigational ASCEND drug-coated sinus balloon and an increase in personnel related expenses.
Interest Income and Other, Net
Interest income and other, net, decreased $0.1 million to $0.5 million during the three months ended September 30, 2019, compared to $0.6 million during the three months ended September 30, 2018, and increased $0.3 million to $1.8 million during the nine months ended September 30, 2019, compared to $1.5 million during the nine months ended September 30, 2018. The decrease in interest income and other, net, during the three months ended September 30, 2019 was primarily attributable to a lower short-term investment balance. The increase in interest income and other, net, during the nine months ended September 30, 2019 was primarily attributable to higher interest rates earned on our investments.
Liquidity and Capital Resources
Overview
As of September 30, 2019, we had cash, cash equivalents and short-term investments of $89.2 million, compared to cash, cash equivalents and short-term investments of $100.8 million as of December 31, 2018.
Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
(in thousands)
Net cash (used in) provided by:
Operating activities	$(19,958)	$(8,382)
Investing activities	11,009	(12,031)
Financing activities	9,839	10,728

Net increase (decrease) in cash and cash equivalents	$890	$(9,685)

Net Cash Used in Operating Activities
During the nine months ended September 30, 2019, net cash used in operating activities was $20.0 million, consisting primarily of a net loss of $35.0 million and an increase in net operating assets of $1.3 million, partially offset by non-cash
charges of $16.3 million. The cash used in operations was primarily due to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA in March 2018. The non-cash
charges primarily consisted of stock-based compensation expense and depreciation and amortization. The contribution to operating cash flow from the change in net operating assets is primarily due a reduction of accounts receivable, partially offset by an increase in inventory, prepaid expenses and other assets, and a decrease in other liabilities and accounts payable.
During the nine months ended September 30, 2018, net cash used in operating activities was $8.4 million, consisting primarily of a net loss of $17.9 million and an increase in net operating assets of $1.6 million, partially offset by non-cash
charges of $11.1 million. The cash used in operations was primarily due to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA. The non-cash
charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to an increase in inventory and a decrease in accrued compensation from the payment of accrued year-end
bonuses, partially offset by a decrease in accounts receivable.

Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2019, net cash provided by investing activities was $11.0 million, consisting of net maturities of short-term investments, available-for-sale,
of $13.6 million, partially offset by purchases of property and equipment of $2.6 million.
During the nine months ended September 30, 2018, net cash used in investing activities was $12.0 million, consisting primarily of net purchases of short-term investments, available-for-sale,
of $10.8 million and purchases of property and equipment of $1.2 million.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $9.8 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
During the nine months ended September 30, 2018, net cash provided by financing activities was $10.7 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
Liquidity
We currently believe that our existing cash, cash equivalents and short-term investments as of September 30, 2019, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. Beyond that, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Off-Balance
Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we were not a party to any off-balance
sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of September 30, 2019, have not materially changed from December 31, 2018.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and short-term investments which are carried at fair market value. We do not currently use or plan to use financial derivatives in our investment portfolio.
As of September 30, 2019, we had cash, cash equivalents and short-term investments of $89.2 million. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at September 30, 2019 would not have a material effect on our financial position, results of operations or cash flows.
Credit Risk
As of September 30, 2019, our cash, cash equivalents and short-term investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable relate to revenue from the sale of our PROPEL family of products to hospitals and ambulatory surgery centers almost entirely in the United States and of SINUVA to specialty pharmacies and specialty distributors in the United States. No single customer represented more than 10% of our accounts receivable as of September 30, 2019 and December 31, 2018.

Foreign Currency Risk
Our business is almost entirely conducted in U.S. dollars. Transactions conducted in foreign currencies have not had, and are not expected to have, a material effect on our results of operations, financial position or cash flows.
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

In May 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled
Yaron v. Intersect ENT, Inc., et al.,
Case No.
4:19-cv-02647,
against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorneys’ fees. On July 15, 2019, the purported stockholder filed a motion to be appointed lead plaintiff. The court granted the motion appointing lead plaintiff on September 24, 2019 and the court has set the schedule for the initial motions and pleadings in this case. The Company believes this lawsuit is without merit and intends to vigorously defend against it.
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
We have incurred net losses since our inception in 2003. We incurred a net loss of $35.0 million for the nine months ended September 30, 2019, and $22.9 million and $16.4 million for the years ended December 31, 2018 and 2017, respectively. As of

September 30, 2019, we had an accumulated deficit of $222.8 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
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
We are early in our commercialization of SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies have been seeking reimbursement for the product using an unassigned J Code. We applied for a product-specific J code in the 2018 process but it was not granted and we reapplied in the 2019 process. In July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate, sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. We have limited experience with this reimbursement and do not know how effective this approach will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement code is used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:
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

Clinical failure can occur at any stage of the testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical
testing in addition to those we have planned. In October 2019, we announced our ASCEND study did not meet its primary endpoint of statistically significant improvement in frontal sinus patency grade at day 30 compared to the non-drug-coated balloon, as judged by an independent reviewer. However, as in our prior clinical research with drug releasing implants, we did observe benefits of providing localized drug delivery of mometasone furoate through the combined drug-device offering. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. We will continue to analyze the ASCEND study findings to inform our clinical and regulatory strategy. Our failure to adequately demonstrate the safety and efficacy of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device or indication for use. Even if our future products are approved in the United States, commercialization of our products in foreign countries would require approval by regulatory authorities in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences may harm our business, results of operations, financial condition and prospects.
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
Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Many companies in our industry have received a governmental request for documents and information relating to product pricing and patient support programs. We could receive a similar request, which would require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of the company, such findings could further harm our business, reputation and/or prospects. It is possible that such inquiries could result in, among other things, negative publicity or other negative actions that could harm our reputation; changes in our product pricing and distribution strategies; reduced demand for our approved products; and/or reduced coverage or reimbursement of approved products, including by federal health care programs such as Medicare and Medicaid and state health care programs.
In addition, Congress and the current administration each indicated interest in taking regulatory and other policy actions pertaining to drug pricing, including potential proposals relating to Medicare price negotiations, importation of drugs from other countries and facilitating value-based arrangements between manufacturers and payers. Additionally, individual states in the United States and local governments have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which products to purchase and which suppliers to include in their programs. At this time, it is unclear whether any of these proposals will be pursued and how they would impact our products or our future product candidates. However, adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability.
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
Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Affordable Care Act significantly impacts the medical device and pharmaceutical industries. Among other things, the Affordable Care Act:
•	imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013;

•	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

•	implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

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

In addition, recently there have been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services reimbursed under government healthcare programs. Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control product costs. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability.
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
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS

		Incorporation by Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the Registrant and certain of its stockholders	S-1	333-196974	10.6	6/23/2014

Incorporation by Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2019	Intersect ENT, Inc. (Registrant)

/s/ Thomas A. West
Thomas A. West
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Jeryl L. Hilleman
Jeryl L. Hilleman
Chief Financial Officer (Principal Financial and Accounting Officer)