Form 10-K
period 2019-12-31
Intersect ENT, Inc.
filed 2020-02-27
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
(650)
641-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value	XENT	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes
☐
    No
☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes
☐
    No
☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☑
    No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
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
    Yes
☐
    No  ☑
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates,
was approximately $700,453,000. Shares of common stock held by each officer, director and our affiliates have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of February 20, 2020 was 32,297,782.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form
10-K,
to be filed within 120 days of the registrant’s fiscal year ended December 31, 2019.

INTERSECT ENT, INC.
Annual Report on Form
10-K
For the Fiscal Year Ended
December 31, 2019
i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
for the year ended December 31, 2019, or “Form
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
Overview
We are a commercial drug delivery company transforming care for patients with ear, nose and throat (“ENT”) conditions. Our U.S. Food and Drug Administration, or FDA, approved products are steroid releasing implants designed to treat adult patients suffering from chronic sinusitis, who are managed by ENT physicians. These products include our PROPEL
®
family of products (PROPEL
®
, PROPEL
®
Mini and PROPEL
®
Contour) and the SINUVA
®
(mometasone furoate) Sinus Implant. The PROPEL family of products are used in adult patients in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers and SINUVA is designed to be used in the physician office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are combination products regulated as devices approved under a Premarket Approval, or PMA and SINUVA is a combination product regulated as a drug that was approved under a New Drug Application, or NDA.
Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve. PROPEL’s safety and effectiveness is supported by Level 1a clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions.
•	PROPEL is a self-expanding implant designed to conform to and hold open the surgically enlarged sinus while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days and is absorbed into the body over a period of approximately six weeks. PROPEL clinical outcomes have been reported in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% relative reduction in the need for postoperative interventions compared to surgery alone. A physician may treat a patient with PROPEL by inserting it into the ethmoid sinuses following ethmoid sinus surgery.

•	PROPEL Mini is a smaller version of PROPEL and is approved for use in both the ethmoid and frontal sinuses. PROPEL Mini is preferentially used by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures. PROPEL Mini has also been shown by our clinical studies to reduce the need for postoperative interventions, including a 38% relative reduction in the need for postoperative interventions in the frontal sinus, compared to surgery alone with standard postoperative care.
•	PROPEL Contour is designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses in procedures performed in both the operating room and in the office setting of care. PROPEL Contour’s lower profile, hourglass shape and malleable delivery system are designed for use in the narrow and difficult to access sinus ostia. In PROPEL Contour’s pivotal clinical study, the product demonstrated a 65% relative reduction in the need for postoperative interventions in the frontal sinus ostia compared to surgery alone with standard postoperative care.
SINUVA, when placed during a routine physician office visit, expands into the sinus cavity and delivers an anti-inflammatory steroid directly to the site of polyp disease for 90 days. We have studied SINUVA in five clinical trials in over 400 patients to-date.
Results from the pivotal RESOLVE II randomized clinical trial demonstrated a 74% relative reduction in bilateral polyp grade (a measurement of the extent of ethmoid polyp disease) and a 30% relative reduction in nasal obstruction and congestion for patients treated with SINUVA compared to a control group treated with a sham procedure, receiving no implant. Patients in both arms of the study were required to use an intranasal steroid spray daily. In addition, the study demonstrated a 61% reduction in the proportion of patients indicated for revision surgery at day 90. To supplement clinical trials performed with SINUVA to-date,
in which one course of SINUVA treatment was evaluated, we commenced the ENCORE study in November 2017. ENCORE was a
50-patient
multicenter, open-label study focused on evaluation of the safety of a repeat placement of SINUVA in a population of chronic sinusitis patients with nasal polyps. Study findings showed no serious adverse events related to the implants during the measurement period and no serious adverse events related to a repeat placement during the interval studied.
Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used almost exclusively in the physician office setting.
We continue to invest in research and development of new products and product improvements. We commenced a clinical trial in December 2018 of a new pipeline product, the investigational ASCEND drug-coated sinus balloon. The ASCEND study was a prospective, randomized, blinded, multi-center trial of 70 patients that assessed the safety and efficacy of our ASCEND product. The ASCEND product was randomized against an uncoated balloon. This study assessed the ASCEND product’s ability to improve patency rates, as well as a number of other endoscopic parameters. As the first trial of its kind for this product platform, we recognized that the outcomes of the ASCEND trial could require further clinical study to support a PMA approval with the FDA. The study did not meet its primary endpoint of statistically significant improvement in frontal sinus patency grade at day 30 compared to the non-drug-coated
balloon, as judged by an independent reviewer. However, the ASCEND product showed statistically significant differences in several important secondary endpoints directly attributable to the drug, mometasone furoate. These endpoints included statistically significant reduction in inflammation and polypoid edema at the 14 and
30-day
timepoints, as assessed by the independent reviewer. There was also a statistically significant reduction in the need for oral steroid interventions at day 30, as determined by the independent reviewer. There were no adverse events related to the drug component of the ASCEND product, and no device-related serious adverse events observed in the study. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. We will continue to work with the FDA to determine the clinical data needed to support the regulatory submission.

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
We estimate that there are more than 2 million people with chronic sinusitis who are managed by ENT physicians in the United States each year, many of whom we believe could benefit from products that incorporate our drug releasing bioabsorbable implant technology. The target market for our PROPEL family of products includes approximately 540,000 patients who undergo FESS for chronic sinusitis each year in the United States, with about 85% of those patients receiving treatment of the ethmoid sinus, approximately 30% receiving treatment of the frontal sinus and approximately 85% receiving treatment of the maxillary sinus, and with most patients receiving treatment for multiple sinuses. PROPEL Contour may also expand the availability of local steroid delivery in the office setting such as with sinus balloon dilation procedures, of which there are approximately 50,000 performed per year today. Our target market for SINUVA includes approximately 635,000 patients who have previously undergone FESS but continue to suffer with nasal polyps.
While our primary commercial focus is the U.S. market, both PROPEL and PROPEL Mini received CE Markings, permitting them to be marketed in Europe. Approximately 450,000 and 250,000 FESS procedures are performed annually in the Asia Pacific and European regions, respectively. Our commercialization strategy will consider several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. Our initial focus is on Germany and the United Kingdom, where we are working to build our capabilities and develop the market. Going forward, we will continue to assess our capability to penetrate additional markets in Europe, the Asia Pacific and Japan.
As of December 31, 2019, we estimate that approximately 3,100 accounts have stocked our PROPEL family of products for use by ENT physicians. Based on the number of units shipped as of December 31, 2019, we estimate that physicians have treated approximately 350,000 patients with our PROPEL family of products. For the years ended December 31, 2019, 2018 and 2017, we generated revenue of $109.1 million, $108.5 million and $96.3 million, respectively, and incurred a net loss of $43.0 million, $22.9 million and $16.4 million, for each respective year. As of December 31, 2019, we had an accumulated deficit of $230.8 million.
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
Chronic sinusitis is an inflammatory condition in which the sinus lining becomes swollen and inflamed, leading to significant patient morbidity including difficulty breathing, chronic headaches, recurrent infections, bodily pain and loss of sense of smell and taste. These persistent symptoms can severely impact a patient’s well-being, resulting in frequent doctor visits and can lead to chronic fatigue and depression. The condition significantly reduces work productivity from absenteeism and reduced on-the-job
effectiveness, which is especially meaningful given the average chronic sinusitis patient age of approximately 37 years.

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
Steroids are prescribed in two forms, oral steroid pills and nasal steroid sprays, both of which have serious limitations. Oral steroid therapy is effective at reaching the sinus lining, but it does so by means of systemic exposure and therefore carries the risk of serious side effects, including glaucoma, bone loss, weight gain, psychosis and difficulty in controlling blood glucose levels in patients with diabetes. Nasal steroid sprays, commonly indicated for rhinitis, or inflammation of the nasal passage, are routinely prescribed for chronic sinusitis patients. While nasal steroid sprays avoid systemic exposure and thus lack such serious side effects, an estimated 70% of the drug is swallowed and the remainder is directed to the nasal passages, instead of the sinuses, which may limit efficacy in the sinuses. In a published study, the fraction of drug deposited in the sinuses from a nasal steroid spray was measured to be less than 2%. Poor patient compliance further limits the effectiveness of nasal steroid sprays. Although medical management can reduce symptoms, an estimated 20% or more of chronic sinusitis patients who receive medical therapy are unresponsive.
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

Trend for treatment in the physician office setting of care
Multiple technological advances, including balloon sinus dilation devices, have expanded the treatable chronic sinusitis patient population. Sinus dilation is now utilized by physicians in their offices to treat patients with mild chronic sinusitis who may not be willing to undergo or are not candidates for sinus surgery performed under general anesthesia in the operating room setting. The ability to treat patients in the office with sinus dilation has spurred interest in the ENT physician community for additional products that facilitate treatment of patients in the office setting of care.
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
Our Solution
Our PROPEL family of products offers ENT physicians a choice of three distinct drug releasing bioabsorbable implants to best meet the needs of surgical patients. We launched SINUVA in March 2018 for use in the physician office setting of care to treat patients who have had prior ethmoid sinus surgery but have recurrent polyp disease and we continue to invest in ongoing research and development to develop additional new innovative solutions to further expand our
ENT-focused
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
Our Commercial and Clinical Stage Products
We currently market the PROPEL family of products, consisting of PROPEL, PROPEL Mini and PROPEL Contour. These products are indicated for use following sinus surgery, typically performed in the hospital out-patient
or ambulatory surgery center setting of care. Our SINUVA product was approved by the FDA in December 2017 for the treatment of recurrent nasal polyp disease in patients 18 years or older who have had previous ethmoid sinus surgery. SINUVA provides a treatment for these patients designed to be administered in the physician office setting of care.

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

SINUVA
Following sinus surgery, the underlying chronic inflammation associated with chronic sinusitis can lead to recurrent obstruction of the sinus cavity over time, especially in patients afflicted with polyps, a sign of severe inflammation. Improving care of such chronic patients holds meaningful opportunity to significantly reduce healthcare costs by reducing the need for revision surgery. We have designed the SINUVA steroid releasing implant to be placed in the physician office setting following a routine visit as an alternative treatment option for patients who are candidates for revision surgery. The implant is based on the same drug releasing bioabsorbable implant technology as the PROPEL family of products but is designed to have greater radial strength in order to dilate an obstructed, polyp-filled sinus cavity, and deliver drug for an extended period of time. SINUVA was subject to regulation as a drug product and we received approval from the FDA to commercialize SINUVA in the

United States under an NDA. We believe SINUVA could be an appealing alternative to patients who have previously undergone FESS but continue to suffer from polyp recurrence.

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
ASCEND Drug-Coated Sinus Balloon
We remain committed to delivering solutions across the continuum of care for chronic sinusitis sufferers and continue to invest in research and development. The ASCEND drug-coated sinus balloon is designed to deliver a corticosteroid (mometasone furoate) directly to the sinuses at the time of dilation. This product leverages our core competencies and proprietary technologies in both polymer science and drug delivery, and if successful, would provide local delivery of mometasone furoate at the time of dilation, and may reduce the need for adjunct steroid interventions.
Clinical Trial Findings and
In-Process
Studies
PROPEL and PROPEL Mini
PROPEL Ethmoid Sinus Studies
. The safety and efficacy of PROPEL in the ethmoid sinuses has been studied in three prospective, multicenter clinical trials conducted in the United States enrolling a total of 205 patients. The principal safety and efficacy information is derived from the ADVANCE II randomized clinical trial and is supported by the ADVANCE clinical trial and an initial pilot study. A meta-analysis that pooled data from the ADVANCE II study and the initial pilot study provides further evidence of efficacy. In all three studies, implants were placed following ethmoid sinus surgery, or ethmoidectomy, which entails removal of the honeycomb-like partitions between the ethmoid sinuses in order to create larger sinus cavities.
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
In November 2017, we commenced the ENCORE study, a
50-patient
multicenter, open-label study focused on evaluation of the safety of a repeat placement of SINUVA in a population of chronic sinusitis patients with nasal polyps. Study findings showed no serious adverse events related to the implants during the measurement period and no serious adverse events related to a repeat placement during the interval studied.
ASCEND
In December 2018, we commenced a clinical trial of a new pipeline product, the investigational ASCEND drug-coated sinus balloon. The ASCEND study was a prospective, randomized, blinded, multi-center trial of 70 patients that assessed the safety and efficacy of our ASCEND product. The ASCEND product was randomized against an uncoated balloon and, similar to clinical studies for our PROPEL family of products, the primary endpoint was evaluated at 30 days. This study assessed the ASCEND product’s ability to improve patency rates, as well as a number of other endoscopic parameters. As the first trial of its kind for this product platform, we recognized that the outcomes of the ASCEND trial could require further clinical study to support a PMA approval with the FDA. The study did not meet its primary endpoint of statistically significant improvement in frontal sinus patency grade at day 30 compared to the non-drug-coated
balloon, as judged by an independent reviewer. However, the ASCEND product showed statistically significant differences in several important secondary endpoints directly attributable to the drug, mometasone furoate. These endpoints included statistically significant reduction in inflammation and polypoid edema at the 14 and
30-day
timepoints through day 30, as assessed by the independent reviewer. There was also a statistically significant reduction in the need for oral steroid interventions at day 30, as determined by the independent reviewer. There were no adverse events related to the drug component of the ASCEND product, and no device-related serious adverse events observed in the study. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. We will continue to work with the FDA to determine the clinical data needed to support the regulatory submission.

Seasonality
We expect revenue from our PROPEL family of products and SINUVA to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies, which can impact sinus-related symptoms.
Competition
Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded companies, including Medtronic Inc., Olympus Corp., Johnson & Johnson, Stryker Corp., and Smith & Nephew Group PLC. These companies could develop drug releasing products that could compete with our products and most of these companies enjoy several competitive advantages, including:
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
Intellectual Property
As of December 31, 2019, we owned 85 issued patents globally, of which 37 were issued U.S. patents, and we owned 25 pending patent applications globally, of which 8 were pending patent applications in the United States. Subject to payments of required maintenance fees, annuities and other charges, our issued patents have expiration dates between 2021 and 2034, of which 19 will expire between 2021 and 2025, and the remaining 66 will expire after 2025.
As of December 31, 2019, our trademark portfolio contains 62 trademark registrations, 10 of which are U.S. trademark registrations, as well as four foreign pending trademark applications, three of which were U.S. trademark applications.
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
We continue to improve our manufacturing capabilities and increasing capacity as we increase the extent of our commercialization efforts. We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are an
FDA-registered
medical device and drug manufacturer and we were granted PMA approval for PROPEL in August 2011. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities were inspected by the FDA in April and May 2011, December 2012, March 2013, June 2014, April 2017 and February 2019. The FDA also performed a pre-approval
inspection for SINUVA in November 2017, for which we received NDA approval for SINUVA in December 2017. The State of California regulatory authority audited our manufacturing facility in connection with granting a California Device Manufacturing License to us in August 2009. We received our pharmacological manufacturing license in December 2017. We have maintained ISO 13485 certification since January 2014 and have been audited by the European Notified Body in Ireland, National Standards Authority of Ireland, or NSAI, on at least an annual basis since 2014.
We have manufacturing, supply or service agreements with a number of our single source suppliers. Each of these suppliers manufactures the components they produce for us or tests our components and devices to our specifications. For example, in January 2020, we extended the agreement we had entered into in 2014 with Hovione Inter Ltd., or Hovione, pursuant to which we are required to purchase 80% of our API produced according to our specifications from Hovione, in quantities to be specified in
12-month
forecasts provided by us and updated on a quarterly basis. This agreement extends until January 2025. In addition, we have agreements with companies who provide sterilization services and analytical testing for our products, as well as suppliers from who we purchase injection molded components to our specifications, our API and our customized packaging components.
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
Government Regulation
United States Regulation of Medical Devices and Drugs
Our products and any product candidates that contain both device and drug components are regulated as combination products by the FDA. The FDA’s Office of Combination Products designates a primary mode of action for such drug-device combination products, with the respective primary Center within the FDA leading the regulatory review for the product, in consultation with the secondary designated Center. The FDA determined that the primary mode of action for our PROPEL family of products was that of a medical device, so these products have been approved and are regulated as medical devices. By comparison, the primary mode of action of SINUVA was designated to be its drug properties, so this product has been FDA approved and is regulated as a pharmaceutical.
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

Post-Approval Regulation
Following approval, the manufacturer remains subject to continuing regulation by the FDA and other agencies, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as
‘‘off-label
use’’) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label
uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the products, including changes in indications, labeling or manufacturing processes or facilities, FDA or other international approvals may be required, which may require the development of additional data or preclinical studies and clinical trials.
The FDA or other agencies, may also place other conditions on drug approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product.
FDA and other agency regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved PMA or NDA, or CE Marked product, etc., including product recall.
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
Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used almost exclusively in the physician office setting. However, payment is subject to payor coverage on the basis of either written medical policies related to the product or individual patient medical necessity. If, as a result of policies the payor has in place regarding these products, hospitals or other service providers are unable to receive adequate reimbursement to support the use of our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. We applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA, and in July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Prior to October 1, 2019, reimbursement submissions to cover the cost of SINUVA were reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490.
For more information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development
Our research and development expenses totaled $24.3 million, $19.3 million and $18.4 million in the years ended December 31, 2019, 2018 and 2017, respectively. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2019, we had 402 employees, consisting of 73 in manufacturing, 77 in research and development and 252 in sales, general and administrative.
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
We have incurred net losses since our inception in 2003. We incurred net losses of $43.0 million, $22.9 million and $16.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $230.8 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
Our revenue is generated from our PROPEL
®
family of products and, to a lesser extent, SINUVA
®
. Our revenue is completely dependent on the success of these products, and if these products fail to grow or to continue experiencing expanded adoption, our business will suffer.
We started selling PROPEL
®
in August 2011, PROPEL
®
Mini in November 2012 and PROPEL
®
Contour in February 2017, collectively referred to as our PROPEL family of products. In July 2019, we received FDA approval to market our new PROPEL Mini Straight Delivery System, designed to facilitate implant placement in the ethmoid sinus. We expect that sales of these products, together with SINUVA, which we started selling in March 2018, will account for all of our revenue for the foreseeable future. In addition, our ability to become profitable will depend upon the commercial success of these products. We market our products primarily to ENT physicians who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including, among others:
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
We are early in our commercialization of SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies have been seeking reimbursement for the product using an unassigned J Code. We applied for a product-specific J code in the 2018 process, but it was not granted, and we reapplied in the 2019 process. In July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate, sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. We have limited experience with this reimbursement and do not know how effective this approach will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement code is used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:
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
Our success depends on the medical community’s acceptance of our steroid releasing implants as tools that are useful to ENT physicians treating patients with chronic sinusitis. We have sponsored twelve multicenter, prospective studies of over 900 patients to track outcomes of treatment with our steroid releasing implants across multiple sinuses and settings of care. These clinical data have resulted in the highest level of evidence generated for any medical device used to improve the outcomes of sinus surgery. While the results of these studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to our physician customers. If physicians do not find our data compelling, they may choose not to use our products or limit their use. Additionally, the long-term effects of sinus interventions in conjunction with our steroid releasing implants beyond six months are not known. Certain ENT physicians, hospitals and surgery centers may prefer to see longer term efficacy data than we have produced. We cannot assure that any data that we or others generate will be consistent with that observed in these studies or meet the endpoints, nor that the results will be maintained beyond the time points studied. We also cannot assure that any data that may be collected will be compelling to the medical community because the data may not be scientifically meaningful and may not demonstrate that sinus procedures using our steroid releasing implants are an attractive option when compared against data from alternative treatments.
Each ENT physician’s individual experience with our steroid releasing implants will vary, and we believe that physicians will compare actual long-term outcomes in their own practices using our steroid releasing implants against sinus surgery used in conjunction with traditional sinus packing techniques. A long-term, adequately-controlled clinical study comparing sinus surgery performed in conjunction with our steroid releasing implants against sinus surgery performed in conjunction with the variety of traditional sinus packing techniques incorporated by physicians would be expensive and time-consuming and we have not conducted, and are not currently planning to conduct, such a study. If the experience of physicians indicates that the use of our steroid releasing implants in FESS is not as safe or effective as other treatment options or does not provide a lasting solution to patients with chronic sinusitis, adoption of our products may suffer, and our business would be harmed.
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
Establishing additional or replacement suppliers for the API or any of the components or processes used in our products, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, or design which could result in further delay. For example, the FDA, could require additional supplemental data if we rely upon a new supplier for the API used in our PROPEL family of products and SINUVA. While we seek to maintain adequate inventory of the single source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.
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
•	unanticipated pricing pressure;
•	the hiring, retention and continued productivity of our sales representatives;
•	our ability to expand the geographic reach of our sales and marketing efforts, including into the UK and the EU in light of regulatory and geopolitical uncertainties arising from Brexit and the new European Medical Device Regulation (MDR);
•	our ability to obtain or maintain regulatory approval and reimbursement coverage for our products in development or for our current products outside the United States;

•	fluctuations in revenue due to changes in third-party payor reimbursement for procedures associated with the use of our products;
•	our ability to maintain intellectual property protection for our products and our competitors being granted patents for competing products;
•	results of clinical research and trials on our existing products and products in development;
•	delays in receipt of anticipated purchase orders;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	delays in, failure of, or quality issues with, component and raw material deliveries by our suppliers or service providers;
•	manufacturing issues or lot failures; and
•	positive or negative coverage in the media or clinical publications of our steroid releasing implants or products of our competitors or our industry.
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
FDA-approved
indications for use, known as
“off-label
uses.” We cannot, however, prevent a physician from using our products off-label,
when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label.
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
In June 2019, we announced Mr. Thomas A. West had been appointed as our new President and Chief Executive Officer effective July 22, 2019, replacing Ms. Lisa D. Earnhardt, who notified us in May 2019 of her resignation as our President and Chief Executive Officer effective June 5, 2019. In addition, we also announced in November 2019 that Mr. Richard A. Meier has been appointed as our new Executive Vice President and Chief Financial Officer, effective November 26, 2019, replacing Ms. Jeryl L. Hilleman, who notified us in June 2019 of her intended resignation as our Chief Financial Officer. A significant leadership change is inherently risky, may cause disruption to our business, may cause concerns from third parties with whom we do business and may increase the likelihood of turnover of other key officers and employees. The loss of services of one or more other members of senior management or the inability to attract qualified permanent replacements could have a material adverse effect on our business. We may be unable to manage these transitions smoothly which could adversely impact our future strategy and ability to function or execute and could materially and adversely affect our business, financial condition and results of operations.
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

Clinical failure can occur at any stage of the testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical
testing in addition to those we have planned. In October 2019, we announced our ASCEND study did not meet its primary endpoint of statistically significant difference in frontal sinus patency grade at day 30 compared to a non-drug-coated
balloon, as judged by an independent reviewer. However, as in our prior clinical research with drug releasing implants, we did observe benefits of providing localized drug delivery of mometasone furoate through the combined drug-device offering. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. The ASCEND study evaluated a clinical version of our drug-coated balloon and we are making enhancements to the product to support the ultimate commercial design. We anticipate needing to conduct clinical studies utilizing the version of the product we intend on commercializing.
Our failure to adequately demonstrate the safety and efficacy of any of our products would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that product or indication for use. Even if our future products are approved in the United States, commercialization of our products in foreign countries would require approval by regulatory authorities in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences may harm our business, results of operations, financial condition and prospects.
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
In addition, Congress and the current administration each indicated interest in taking regulatory and other policy actions pertaining to drug pricing, including potential proposals relating to Medicare price negotiations, importation of drugs from other countries and facilitating value-based arrangements between manufacturers and payors. Additionally, individual states in the United States and local governments have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which products to purchase and which suppliers to include in their programs. At this time, it is unclear whether any of these proposals will be pursued and how they would impact our products or our future product candidates. However, adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability.
The UK’s planned withdrawal from the EU, commonly referred to as Brexit, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
Brexit has created significant uncertainty concerning the future relationship between the UK and the EU, particularly if the UK withdraws from the EU with no formal withdrawal agreements in place. Since a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit (in any form) could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our products and product candidates in the UK or the EU. Although the UK is currently a very small portion of our business, these regulatory changes, if they occur, could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the euro with respect to each other and to the U.S. dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.
In any event, we do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to its membership in the EU will impact our business, particularly our ability to conduct international business. The UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, possibly resulting in increased trade barriers, which could make doing business in the UK and Europe more difficult and/or costly. Moreover, in the U.S., tariffs on certain U.S. imports have recently been imposed, and the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. However, these tariffs and other trade restrictions, whether resulting from the UK’s withdrawal from the EU or otherwise, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
If we fail to successfully acquire or integrate new business, products, and technology, we may not realize expected benefits or our business may be harmed.
We need to grow our businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products, or technologies rather than through internal development.
Identifying suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies, or employees into our operations or may not fully realize some of the expected synergies. An acquired company may have deficiencies in product quality, regulatory marketing authorizations, or intellectual property protections, which are not detected during due diligence activities or which are unasserted at the time of acquisition. It may be difficult, expensive, and time-consuming for us to re-establish
market access, regulatory compliance, or cure such deficiencies in product quality or intellectual property protection in such cases, which may have a material adverse impact on our financial conditions, results of operations, or cash flows.

We expect gross profit margins to vary over time, and changes in our gross profit margins could adversely affect our financial condition or results of operations.
Our gross profit margins have fluctuated from period to period. Our gross profit margins may be adversely affected by numerous factors, including:
•	changes in customer, geographic, or product mix;
•	introduction of new products, which may have lower margins than our existing products;
•	our ability to maintain or reduce production costs;
•	changes to our pricing strategy;
•	changes in competition;
•	changes in production volume driven by demand for our products;
•	changes in material, labor, or other manufacturing-related costs;
•	changes to U.S. and foreign trade policies, such as the enactment of tariffs on goods imported into the United States;
•	manufacturing issues, lot failures, inventory obsolescence and product recall charges; and
•	market conditions.
If we are unable to offset the unfavorable impact of the factors noted above by increasing the volume of products shipped, reducing product manufacturing costs, or otherwise, our business, financial condition, results of operations, or cash flows may be materially adversely affected.
Risks Relating to Regulatory Matters
Our products are subject to extensive regulation by the FDA, and other agencies, including the requirement to obtain approval prior to commercializing our products and the requirement to report adverse events and other ongoing reporting requirements. If we fail to obtain necessary FDA or other agency device or drug approvals for our products or are subject to regulatory enforcement action as a result of our failure to properly report adverse events or otherwise comply with regulatory requirements, our commercial operations would be harmed.
Our steroid releasing implants are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. The Premarket Approval, or PMA, and New Drug Application, or NDA, approval processes can be expensive and lengthy. Despite the time, effort and cost required to obtain approval, there can be no assurance that any product that we intend to commercialize in the future will be approved by the FDA or other agencies in a timely fashion, if at all.
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
A component of our strategy is to continue to modify and upgrade our steroid releasing implants. Medical devices and drug products can be marketed only for the indications for which they are approved. We have received a number of PMA and NDA supplement approvals since the original approval of PROPEL and SINUVA, as well as substantial change approvals in the EU. We may not be able to obtain additional regulatory approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.
We may fail to obtain foreign regulatory approvals to market our products in other countries.
We have only had limited sales outside the United States. Sales of our steroid releasing implants outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain approvals, if required by other countries, may be longer than that required for FDA approvals, and requirements for such approvals may significantly differ from FDA requirements. In certain countries we may rely upon a third-party or third-party distributor to obtain all required regulatory approvals, and these distributors may be unable to obtain or maintain such approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If these distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in certain international markets effectively, or at all.
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
•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;
•	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from federal health care programs, such as Medicare and Medicaid that are false or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•	the federal criminal False Claims Act, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;
•	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented, a claim to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;
•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements, as well as comparable international privacy laws (e.g. the European Union’s General Data Protection Regulation, or GDPR), or localized privacy laws (e.g. the California Consumer Privacy Act of 2018, effective beginning January 2020, mirroring a number of the key provisions in the GDPR);

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;
•	the federal Foreign Corrupt Practices Act of 1997, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and
•	foreign or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
We occupy approximately 50,400 square feet of leased office and laboratory space as well as 10,200 square feet of warehouse space located in Menlo Park, California. The leases of these facilities expire on September 1, 2024. We believe that our facilities are sufficient to meet our current needs.
Item 3.	Legal Proceedings
In May 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled
Yaron v. Intersect ENT, Inc., et al.,
Case No.
4:19-cv-02647,
against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorneys’ fees. The Court has appointed the lead plaintiff and has set a schedule for initial motions and pleadings. The Company believes this lawsuit is without merit and intends to vigorously defend against it.
Item 4.	Mine Safety Disclosures
Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock are traded on the Nasdaq Global Market, or Nasdaq, under the symbol XENT.
As of February 20, 2020, there were approximately 16 stockholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during fiscal year ended December 31, 2019, that have not been previously reported in a Quarterly Report on Form
10-Q
or in a Current Report on Form
8-K.
Issuer Purchases of Equity Securities
None.
Performance Graph
The graph below compares the cumulative total return to security holders of our common stock with the comparable cumulative returns of the Nasdaq Composite and Biotechnology Indexes. The graph assumes the investment of $100 on December 31, 2014, the date on which our common stock began trading on the Nasdaq Global Market, through December 31, 2019. Points on the graph represent the performance at year-end.

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

	Cumulative Total Return as of
	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Intersect ENT, Inc.	100.00	121.29	65.23	174.66	151.91	134.23
NASDAQ Composite Index	100.00	105.73	113.66	145.76	140.10	189.45
NASDAQ Biotechnology Index	100.00	111.42	87.26	105.64	95.79	119.17
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
The following selected financial information as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form
10-K.
The selected financial information as of December 31, 2017, 2016 and 2015, and for each of the two years in the period ended December 31, 2016, are derived from audited financial statements not included in this Annual Report on Form
10-K.
The information set forth below is not necessarily indicative of results of future operations and should not be relied upon as an indicator of our future performance. You should read the selected financial data set forth in the table below, together with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in this Annual Report, as well as Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
, of this Annual Report.

	Fiscal Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Consolidated statements of operations data:
Revenue	$109,142	$108,472	$96,301	$78,708	$61,593
Cost of sales	21,773	22,613	15,499	13,003	12,288

Gross profit	87,369	85,859	80,802	65,705	49,305
Operating expenses:
Selling, general and administrative	108,480	91,603	80,045	72,926	59,637
Research and development	24,283	19,262	18,360	18,890	16,608

Total operating expenses	132,763	110,865	98,405	91,816	76,245

Loss from operations	(45,394)	(25,006)	(17,603)	(26,111)	(26,940)
Interest and other income, net	2,400	2,084	1,240	889	306

Net loss	$(42,994)	$(22,922)	$(16,363)	$(25,222)	$(26,634)

Net loss per share, basic and diluted	$(1.37)	$(0.76)	$(0.56)	$(0.89)	$(1.02)

Weighted average common shares used to compute net loss per share, basic and diluted	31,388	30,313	29,119	28,420	26,159

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$90,638	$100,773	$102,320	$103,945	$124,300
Working capital	110,115	114,937	112,614	110,928	128,142
Total assets	147,902	140,961	135,575	129,777	144,635
Total liabilities	29,844	19,967	18,356	15,380	14,404
Accumulated deficit	(230,756)	(187,762)	(164,840)	(148,477)	(123,255)
Total stockholders’ equity	118,058	120,994	117,219	114,397	130,231

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a commercial drug delivery company transforming care for patients with ear, nose and throat (“ENT”) conditions. Our U.S. Food and Drug Administration, or FDA, approved products are steroid releasing implants designed to treat adult patients suffering from chronic sinusitis, who are managed by ENT physicians. These products include our PROPEL
®
family of products (PROPEL
®
, PROPEL
®
Mini and PROPEL
®
Contour) and the SINUVA
®
(mometasone furoate) Sinus Implant. The PROPEL family of products are used in adult patients in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers and SINUVA is designed to be used in the physician office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under a Premarket Approval, or PMA and SINUVA is a drug that was approved under a New Drug Application, or NDA.
Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve. PROPEL’s safety and effectiveness is supported by Level 1a clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. More than 300,000 patients have been treated with PROPEL products to-date.
•	PROPEL is a self-expanding implant designed to conform to and hold open the surgically enlarged sinus while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days and is absorbed into the body over a period of approximately six weeks. PROPEL clinical outcomes have been reported in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% relative reduction in the need for postoperative interventions compared to surgery alone. A physician may treat a patient with PROPEL by inserting it into the ethmoid sinuses.
•	PROPEL Mini is a smaller version of PROPEL and is approved for use in both the ethmoid and frontal sinuses. PROPEL Mini is preferentially used by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures. PROPEL Mini has also been shown by our clinical studies to reduce the need for postoperative interventions, including a 38% relative reduction in the need for postoperative interventions in the frontal sinus, compared to surgery alone with standard postoperative care.
•	PROPEL Contour is designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses in procedures performed in both the operating room and in the office setting of care. PROPEL Contour’s lower profile, hourglass shape and malleable delivery system are designed for use in the narrow and difficult to access sinus ostia. In PROPEL Contour’s pivotal clinical study, the product demonstrated a 65% relative reduction in the need for postoperative interventions in the frontal sinus ostia compared to surgery alone with standard postoperative care.
SINUVA, when placed during a routine physician office visit, expands into the sinus cavity and delivers an anti-inflammatory steroid directly to the site of polyp disease for approximately 90 days. We have studied SINUVA in five clinical trials in over 400 patients to-date.
Results from the pivotal RESOLVE II randomized clinical trial demonstrated a 74% relative reduction in bilateral polyp grade (a measurement of the extent of ethmoid polyp disease) and a 30% relative reduction in nasal obstruction and congestion for patients treated with SINUVA compared to a control group treated with a sham procedure, receiving no implant. Patients in both arms of the study were required to use an intranasal steroid spray daily. In addition, the study demonstrated a 61% reduction in the proportion of patients indicated for revision surgery at day 90. To supplement clinical trials performed with SINUVA to-date,
in which one course of SINUVA treatment was evaluated, we commenced the ENCORE study in November 2017. ENCORE was a
50-patient
multicenter, open-label study focused on evaluation of the safety of a repeat placement of SINUVA in a population of chronic sinusitis patients with nasal polyps. Study findings showed no serious adverse events related to the implants during the measurement period and no serious adverse events related to a repeat placement during the interval studied.
Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used almost exclusively in the office setting. We applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA, and in July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Prior to October 1, 2019, reimbursement submissions to cover the cost of SINUVA were reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490.
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
Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the years ended December 31, 2019, 2018 and 2017.
Cost of Sales and Gross Profit
We manufacture our PROPEL family of products and SINUVA in our facility in Menlo Park, California. Cost of sales consists primarily of manufacturing overhead costs, material costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. We expect cost of sales to increase in absolute dollars primarily as, and to the extent, our revenue grows, or we make additional investments in our manufacturing capabilities.
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
Results of Operations

	Fiscal Years Ended December 31,
(in thousands, except percentages)	2019	2018	2017
Revenue	$109,142	$108,472	$96,301
Cost of sales	21,773	22,613	15,499

Gross profit	87,369	85,859	80,802
Gross margin	80%	79%	84%
Operating expenses:
Selling, general and administrative	108,480	91,603	80,045
Research and development	24,283	19,262	18,360

Total operating expenses	132,763	110,865	98,405

Loss from operations	(45,394)	(25,006)	(17,603)
Interest income and other, net	2,400	2,084	1,240

Net loss	$(42,994)	$(22,922)	$(16,363)

Comparison of Years Ended December 31, 2019 and 2018
Revenue

(in thousands, except percentages)	2019	2018	Change $ 2019 to 2018	Change % 2019 to 2018
PROPEL family of products	$104,657	$105,711	$(1,054)	(1)%
SINUVA	4,485	2,761	1,724	62%

	$109,142	$108,472	$670	1%

Revenue increased by $0.6 million, or 1%, to $109.1 million during the year ended December 31, 2019, compared to $108.5 million during the year ended December 31, 2018. The increase in revenue was primarily attributable to growth in the adoption of SINUVA, which represented approximately 4% and 3% of our revenue during the years ended December 31, 2019 and 2018, respectively. SINUVA unit sales increased by 63% in 2019, while the net selling price remained consistent with 2018. The increase in SINUVA revenue was largely offset by lower revenue attributable to the PROPEL family of products. Lower PROPEL revenue in 2019 resulted from a 4% decrease in unit sales, offset by a 3% increase in average selling price.
Cost of Sales and Gross Margin
Cost of sales decreased by $0.8 million, or 4%, to $21.8 million during the year ended December 31, 2019, compared to $22.6 million during the year ended December 31, 2018. The decrease in cost of sales in 2019 was primarily attributable to the favorable impact of lower per unit manufacturing costs associated with higher production volumes and the lower unit sales of the PROPEL family of products, partially offset by manufacturing related charges. Cost of sales for the year ended December 31, 2018 was also impacted by a charge related to our decision not to commercialize the initial SINUVA production output.
Gross margin for the year ended December 31, 2019, increased to 80%, compared to 79% for the year December 31, 2018. The increase in gross margin in 2019 was primarily attributable to the favorable impact of lower per unit manufacturing costs associated with higher volumes and higher average selling price of the PROPEL family of products, partially offset by higher manufacturing related charges. Gross margin for the year ended December 31, 2018 was also impacted by a charge related to our decision not to commercialize the initial SINUVA production output.
We expect that our gross margins will decrease in the next few years due to expected lower production volumes and increased facility cost compared to historical trends. In the long term, we believe that our gross margin may improve as a result of our manufacturing process improvement investments as well as an expectation of production volume and revenue growth.
Selling, General and Administrative Expenses
SG&A expenses increased by $16.9 million, or 18%, to $108.5 million during the year ended December 31, 2019, compared to $91.6 million during the year ended December 31, 2018. The increase in SG&A expenses was primarily due to the incremental stock-based compensation associated with the leadership change as well as an increase in headcount and related expenses to support the commercial launch of SINUVA, which was launched in March 2018, and the ongoing commercialization of our PROPEL family of products, partially offset by a refund related to previously paid medical device excise tax.
Research and Development Expenses
R&D expenses increased by $5.0 million, or 26%, to $24.3 million during the year ended December 31, 2019, compared to $19.3 million during the year ended December 31, 2018. The increase in R&D expenses was primarily due to development of our investigational ASCEND drug-coated sinus balloon and an increase in personnel related expenses.
Interest Income and Other, Net
Interest income and other, net, increased by $0.3 million to $2.4 million during the year ended December 31, 2019, compared to $2.1 million during the year ended December 31, 2018. The increase in interest income and other, net, was primarily attributable to higher interest rates earned on our investments.
Comparison of Years Ended December 31, 2018 and 2017
Revenue

(in thousands, except percentages)	2018	2017	Change $ 2018 to 2017	Change % 2018 to 2017
PROPEL family of products	$105,711	$96,301	$9,410	10%
SINUVA	2,761	—	2,761	N/A

	$108,472	$96,301	$12,171	13%

Revenue increased $12.2 million, or 13%, to $108.5 million during the year ended December 31, 2018, compared to $96.3 million during the year ended December 31, 2017. The growth in revenue was attributable to a 9% increase in unit sales and a 1% increase in average selling price of our PROPEL family of products as well as initial sales of SINUVA, which contributed 3% to revenue during the year ended December 31, 2018.
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
Liquidity and Capital Resources
Overview
As of December 31, 2019, we had cash, cash equivalents and short-term investments of $90.6 million, compared to cash, cash equivalents and short-term investments of $100.8 million as of December 31, 2018.
Cash Flows

	Fiscal Years Ended December 31,
(in thousands)	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(27,251)	$(13,840)	$(8,041)
Investing activities	18,891	(10,002)	9,248
Financing activities	19,548	13,469	8,771

Net increase (decrease) in cash and cash equivalents	$11,188	$(10,373)	$9,978

Net Cash Used in Operating Activities
During the year ended December 31, 2019, net cash used in operating activities was $27.3 million, consisting primarily of a net loss of $43.0 million and an increase in net operating assets of $7.1 million, partially offset by
non-cash
charges of $22.8 million. The cash used in operations was due primarily to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA in March 2018. The non-cash
charges primarily consisted of stock-based compensation expense. The increase in net operating assets is primarily due to an increase in inventory.
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
bonuses and sales commissions.
Net Cash Provided by (Used in) Investing Activities
During the year ended December 31, 2019, net cash provided by investing activities was $18.9 million, consisting primarily of net maturities of short-term investments of $22.6 million, partially offset by purchases of property and equipment of $3.7 million.
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
Net Cash Provided by Financing Activities
During the year ended December 31, 2019, net cash provided by financing activities was $19.5 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
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
Liquidity
We currently believe that our existing cash, cash equivalents and short-term investments as of December 31, 2019, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. Beyond that, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Off-Balance
Sheet Arrangements
As of December 31, 2019 and 2018, we were not a party to any off-balance
sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The following table sets out our contractual obligations due by period as of December 31, 2019.

	Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations	$2,310	$10,479	$2,164	$—	$14,953
Purchase commitments	3,815	287	—	—	4,102

	$6,125	$10,766	$2,164	$—	$19,055

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
The FDA has approved SINUVA as a pharmaceutical product and it is therefore regulated as such. We sell SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, or Resellers. These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying our only performance obligation. We also recognize Reseller fees, prompt pay discounts, product sale discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, we enter into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts may include Medicaid and Tricare rebates, chargebacks related to Federal Supply Schedule of the General Services Administration, Distribution and Pricing Agreement with the Department of Defense and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between us and our direct or indirect customers relating to our sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration our historical experience, the shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In the balance sheet, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.
Inventories
Inventories are valued at the lower of cost, computed on a
first-in,
first-out
basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in overhead. We maintain provisions for excess and obsolete inventory based on our estimates of forecasted demand and, where applicable, product expiration.

Stock-based Compensation
We maintain an equity incentive plan to provide long-term incentive for employees and members of the board of directors. The plan allows for the issuance of non-statutory
and incentive stock options and restricted stock units to employees and non-statutory
stock options to consultants and
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
The valuation model we use for calculating the fair value of awards for stock-based compensation expense, except for market-based awards, is the Black-Scholes option-pricing model, or the Black-Scholes model. For market-based awards, the Monte Carlo simulation model, or the Monte Carlo simulation, is used. Both the Black-Scholes model and Monte Carlo simulation requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of our common stock and an assumed risk-free interest rate. The fair market value of our common stock is determined based on the closing price of our common stock on the Nasdaq Global Market. There is some subjectivity in determining the expected volatility due to a lack of history as a publicly traded company. Higher estimates of expected volatility would result in higher valuations of stock options and market-based awards and lower estimates of expected volatility would result in lower valuations for the stock options and market-based awards.
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
As of December 31, 2019 and 2018, we had cash, cash equivalents and short-term investments of $90.6 million and $100.8 million, respectively. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at December 31, 2019 and 2018 would not have a material effect on our financial position, results of operations or cash flows.
Item 8.	Financial Statements and Supplementary Data
Please see the Consolidated Financial Statements included in this Annual Report on Form
10-K,
beginning on Page
F-l
following the signature page to this Form
10-K,
which are incorporated by reference here.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their report which is included herein.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Intersect ENT, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Intersect ENT, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intersect ENT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
San Jose, California
February 27, 2020
Item 9B.	Other Information

None.
PART III
Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from our Definitive Proxy Statement, relating to our 2020 Annual Meeting of Stockholders to be held on June 4, 2020, pursuant to Regulation 14A of the Exchange Act, or Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2019.
Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Proxy Statement under the headings “Proposal 1 — Election of Directors,” “Board Committees and Meetings,” “Stockholder Communications with the Board of Directors,” “Management” and if applicable, “Delinquent Section 16(a) Reports.”
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
(1)
Financial Statements
The Financial Statements of the Company are included herein as required under Part II, Item 8,
Financial Statements and Supplementary Data
, of this Annual Report. See Index to Consolidated Financial Statements on page
F-l.
(2)
Financial Statement Schedule
For the three fiscal years ended December 31, 2019 — Schedule II Valuation and Qualifying Accounts
Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(3)
Exhibits
(numbered in accordance with Item 601 of Regulation
S-K)
See Part IV, Item 15(b) below.
(b) The following exhibits are filed or incorporated by reference into this Annual Report:

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014

4.2	Description of the Company’s Common Stock

10.1**	Form of Indemnity Agreement between the Registrant and its directors and officers	S-1	333-196974	10.1	7/9/2014

10.2**	2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.2	7/14/2014

10.3**	2013 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.3	7/14/2014

10.4**	2014 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.4	7/14/2014

10.5**	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	8-K	001-36545	10.2	1/20/2017

10.6**	2014 Employee Stock Purchase Plan	S-1	333-196974	10.5	7/14/2014

10.7**	Amended and Restated 2014 Employee Stock Purchase Plan, as approved by Stockholders’ on June 5, 2018	10-Q	001-36545	10.2	8/3/2018

10.8**	Offer Letter by and between the registrant and Lisa D. Earnhardt, dated as of January 28, 2008, as amended	S-1	333-196974	10.8	6/23/2014

10.9**	Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of May 15, 2014	S-1	333-196974	10.10	6/23/2014

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

10.10**	Offer Letter by and between the registrant and Richard E. Kaufman, dated as of December 6, 2006, as amended	S-1	333-196974	10.11	6/23/2014

10.11**	Offer Letter by and between the registrant and James W. Stambaugh, dated as of September 15, 2006, as amended	S-1	333-196974	10.12	6/23/2014

10.12**	Amendment to Offer Letter by and between the registrant and Lisa D. Earnhardt, dated as of January 26, 2015	10-Q	001-36545	10.2	5/11/2015

10.13**	Amendment to Offer Letter by and between the registrant and Jeryl L. Hilleman, dated as of January 26, 2015	10-Q	001-36545	10.3	5/11/2015

10.14**	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of January 26, 2015	10-Q	001-36545	10.4	5/11/2015

10.15**	Amendment to Offer Letter by and between the registrant and James W. Stambaugh, dated as of January 28, 2015	10-Q	001-36545	10.5	5/11/2015

10.16**	Offer Letter by and between the registrant and David A. Lehman, dated as of February 8, 2016	10-Q	001-36545	10.2	5/9/2016

10.17**	Offer Letter by and between the registrant and Gwen R. Carscadden, dated as of May 30, 2016	10-Q	001-36545	10.1	8/8/2016

10.18**	Compensatory Arrangement between the registrant and Richard E. Kaufman, dated as of May 8, 2017	8-K	001-36545	—	5/9/2017

10.19**	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of May 8, 2017	10-Q	001-36545	10.1	8/4/2017

10.20**	Amendment to Offer Letter by and between the registrant and Richard E. Kaufman, dated as of October 26, 2018	10-K	001-36545	10.23	2/28/2019

10.21**	Offer Letter by and between the registrant and Christine R. Kowalski, dated as of October 26, 2018	10-K	001-36545	10.27	2/28/2019

10.22**	Amendment to Offer Letter by and between the registrant and Susan P. Stimson, dated as of October 26, 2018	10-K	001-36545	10.28	2/28/2019

10.23**	Amendment to Offer Letter by and between the registrant and Robert H. Binney, Jr., dated as of January 17, 2019	10-Q	001-36545	10.2	5/7/2019

10.24**	Offer Letter by and between the registrant and Thomas A. West, dated as of June 24, 2019	10-Q	001-36545	10.1	8/5/2019

10.25**	Offer Letter by and between the registrant and Richard A. Meier, dated as of November 26, 2019

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

10.26**	Amendment to Offer Letter by and between the registrant and David A. Lehman dated as of November 26, 2019

10.27**	Non-Employee Director Compensation Policy	8-K	001-36545	10.1	4/10/2015

10.28	Third Amended and Restated Investor Rights Agreement, dated as of February 15, 2013, by and among the Registrant and certain of its stockholders	S-1	333-196974	10.6	6/23/2014

10.29	Lease by and between the registrant and Menlo Business Park, LLC, dated as of March 2, 2012	S-1	333-196974	10.7	6/23/2014

10.30	First Amendment to Lease by and between the registrant and Menlo Prepi I, LLC, dated as of December 17, 2014	8-K	001-36545	10.1	12/18/2014

10.31	Second Amendment to Lease by and between the registrant and Menlo Prepi I, LLC, dated as of December 2, 2019	8-K	001-36545	10.1	12/5/2019

10.32	Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of August 30, 2013	S-1	333-196974	10.15	6/23/2014

10.33#	Supply Agreement by and between the registrant and HOVIONE Inter Ltd, dated as of April 14, 2014	S-1	333-196974	10.16	6/23/2014

10.34#	Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of Supply January 28, 2014	S-1	333-196974	10.17	6/23/2014

10.35#	Amendment No. 1 to Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of February 22, 2016	10-Q	001-36545	10.4	5/9/2016

10.36#	Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of November 14, 2013	S-1	333-196974	10.18	6/23/2014

10.37#	Amendment No. 1 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of October 7, 2015	10-K	001-36545	10.26	2/25/2016

10.38#	Amendment No. 2 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of August 17, 2016	10-K	001-36545	10.30	2/28/2017

10.39#	Master Services Agreement by and between the registrant and Polymer Solutions Corporation, dated as of April 9, 2014	S-1	333-196974	10.20	6/23/2014

10.40#	Master Services Agreement by and between the registrant and Polymer Solutions Incorporated, dated as of April 1, 2016	10-Q	001-36545	10.5	5/9/2016

10.41#	Analytical Testing Partnership Program 2016-2017 by and between the registrant and Exova Group Limited, dated as of October 6, 2015	10-K	001-36545	10.28	2/25/2016

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

10.42#	Analytical Testing Partnership Program 2018-2020 by and between the registrant and Exova Group Limited, dated as of April 26, 2018	10-K	001-36545	10.42	2/28/2019

10.43#	Processing Agreement by and between the registrant and Isomedix Operations Inc., dated as of February 1, 2019	10-Q	001-36545	10.1	5/7/2019

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Management compensatory contract or arrangement.

#	Confidential Treatment Granted.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intersect ENT, Inc.

Date: February 27, 2020	By:	/s/ Thomas A. West
Thomas A. West President and Chief Executive Officer

Date: February 27, 2020	By:	/s/ Richard A. Meier
Richard A. Meier Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas A. West and Richard A. Meier, jointly and severally, his or her attorneys-in-fact,
each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form
10-K,
and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact,
or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s / Thomas A. West Thomas A. West	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2020

/s/ Richard A. Meier Richard A. Meier	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020

/s/ Kieran T. Gallahue Kieran T. Gallahue	Executive Chairman	February 27, 2020

/s/ Teresa L. Kline Teresa L. Kline	Director	February 27, 2020

/s/ Cynthia L. Lucchese Cynthia L. Lucchese	Director	February 27, 2020

/s/ Dana G. Mead, Jr. Dana G. Mead, Jr.	Director	February 27, 2020

/s/ Frederic H. Moll Frederic H. Moll	Director	February 27, 2020

/s/ W. Anthony Vernon W. Anthony Vernon	Director	February 27, 2020

INTERSECT ENT, INC.
Index to Consolidated Financial Statements
For the Three Fiscal Years Ended
December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Intersect ENT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intersect ENT, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Market – based awards

Description of the Matter
During 2019, the Company granted stock options and restricted stock units that vest based upon market conditions based upon the price of the Company’s stock. The Company estimated the total value of the market-based awards to be $4.2 million. The awards vest at the end of three years of service, subject to meeting specified stock price performance metrics. As disclosed in Note 7 of the consolidated financial statements, the market conditions are included in the determination of the estimated grant-date fair value of the stock options. With the assistance of valuation specialists, the Company estimated the value of the market-based awards using the Monte-Carlo valuation model.

Auditing the measurement of the Company’s market-based awards is complex and involves the use of valuation specialists. Also, auditing the measurement of the market-based awards is highly judgmental due to the significant estimation required to determine the assumptions used in the valuation model, including the volatility assumption.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s use of the Monte-Carlo valuation model, including the selection of the significant assumptions used in the model.

To test the estimated fair value of the Company’s market-based awards, we performed audit procedures that included, among others, engaging valuation specialists to perform a corroborative independent Monte-Carlo valuation, assessed the selection of significant assumptions and performing a sensitivity analysis based upon a range of volatility assumptions to evaluate the changes in the fair value of the market-based awards that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
San Jose, California
February 27, 2020

INTERSECT ENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$20,652	$9,464
Short-term investments	69,986	91,309
Accounts receivable, net	19,113	19,616
Inventories, net	17,000	11,586
Prepaid expenses and other current assets	2,300	2,695

Total current assets	129,051	134,670
Property and equipment, net	6,312	5,878
Operating lease right-of-use assets	11,980	—
Other non-current assets	559	413

Total assets	$147,902	$140,961

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,056	$6,202
Accrued compensation	12,717	12,281
Other current liabilities	2,163	1,250

Total current liabilities	18,936	19,733
Operating lease liabilities	10,886	—
Other non-current liabilities	22	234

Total liabilities	29,844	19,967
Commitments and contingencies (note 8)
Stockholders’ equity:
P referred stock, $0.001 par value;
Authorized shares: 10,000 at December 31, 2019 and 2018;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at December 31, 2019 and 2018;
Issued and outstanding shares: 32,235 at December 31, 2019 and 30,745 at 2018	32	31
Additional paid-in capital	348,729	308,766
Accumulated other comprehensive income (loss)	53	(41)
Accumulated deficit	(230,756)	(187,762)

Total stockholders’ equity	118,058	120,994

Total liabilities and stockholders’ equity	$147,902	$140,961

See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Fiscal Years Ended December 31,
	2019	2018	2017
Revenue	$109,142	$108,472	$96,301
Cost of sales	21,773	22,613	15,499

Gross profit	87,369	85,859	80,802
Operating expenses:
Selling, general and administrative	108,480	91,603	80,045
Research and development	24,283	19,262	18,360

Total operating expenses	132,763	110,865	98,405

Loss from operations	(45,394)	(25,006)	(17,603)
Interest income and other, net	2,400	2,084	1,240

Net loss	(42,994)	(22,922)	(16,363)
Other comprehensive income:
Unrealized (loss) gain on short-term investments, net	94	51	(55)

Comprehensive loss	$(42,900)	$(22,871)	$(16,418)

Net loss per share, basic and diluted	$(1.37)	$(0.76)	$(0.56)

Weighted average common shares used to compute net loss per share, basic and diluted	31,388	30,313	29,119

See Accompanying Notes to Consolidated Financial Statements

F-
5

INTERSECT ENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	28,673	29	262,882	(37)	(148,477)	114,397
Issuance of common stock and exercise of stock options	1,005	1	9,419	—	—	9,420
Stock-based compensation expense	—	—	9,820	—	—	9,820
Unrealized loss on short-term investments	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(16,363)	(16,363)

Balance at December 31, 2017	29,678	30	282,121	(92)	(164,840)	117,219
Issuance of common stock and exercise of stock options	1,067	1	12,820	—	—	12,821
Stock-based compensation expense	—	—	13,825	—	—	13,825
Unrealized gain on short-term investments	—	—	—	51	—	51
Net loss	—	—	—	—	(22,922)	(22,922)

Balance at December 31, 2018	30,745	31	308,766	(41)	(187,762)	120,994
Issuance of common stock and exercise of stock options	1,490	1	19,547	—	—	19,548
Stock-based compensation expense	—	—	20,416	—	—	20,416
Unrealized gain on short-term investments	—	—	—	94	—	94
Net loss	—	—	—	—	(42,994)	(42,994)

Balance at December 31, 2019	32,235	$32	$348,729	$53	$(230,756)	$118,058

See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(42,994)	$(22,922)	$(16,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,667	1,884	1,464
Amortization of right-of-use assets	1,234	—	—
Stock-based compensation expense	20,149	13,233	9,820
Amortization of net investment discount	(1,201)	(889)	19
Changes in operating assets and liabilities:
Accounts receivable, net	503	(3,027)	(2,168)
Inventories, net	(5,148)	(2,520)	(2,861)
Prepaid expenses and other assets	(14)	(476)	(914)
Accounts payable	(1,236)	2,086	203
Accrued compensation	437	(871)	3,000
Other liabilities	(1,648)	(338)	(241)

Net cash used in operating activities	(27,251)	(13,840)	(8,041)
Investing activities:
Purchases of short-term investments	(110,267)	(130,501)	(116,622)
Maturities of short-term investments	132,885	122,615	128,151
Purchases of property and equipment	(3,727)	(2,116)	(2,281)

Net cash provided by (used in) investing activities	18,891	(10,002)	9,248
Financing activities:
Proceeds from issuance of common stock and exercise of stock options	19,548	13,469	8,771

Net cash provided by financing activities	19,548	13,469	8,771

Net increase (decrease) in cash and cash equivalents	11,188	(10,373)	9,978
Cash and cash equivalents:
Beginning of the period	9,464	19,837	9,859

End of the period	$20,652	$9,464	$19,837

Non-cash investing activities:
Right-of-use asset obtained in exchange for lease obligations	$117	$—	$—
Right-of- use asset remeasurement subsequent to lease extension	11,525	—	—
Property and equipment included in accounts payable	104	861	146

See Accompanying Notes to Consolidated Financial Statements

F-
7

INTERSECT ENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization
Description of Business
Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and its facilities are located in Menlo Park, California. The Company is a commercial drug delivery company transforming care for patients with ear, nose and throat (“ENT”) conditions. The Company’s U.S. Food and Drug Administration (“FDA”) approved products are steroid releasing implants designed to treat patients suffering from chronic sinusitis who are managed by ENT physicians. These products include the PROPEL
®
family of products (PROPEL
®
, PROPEL
®
Mini and PROPEL
®
Contour) and the SINUVA
®
(mometasone furoate) Sinus Implant. The PROPEL family of products are used in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers and SINUVA is designed to be used in the physician office setting of care to treat patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under the Premarket Approval (“PMA”) and SINUVA is a drug that was approved under a New Drug Application (“NDA”). In addition, Intersect ENT continues to invest in research and development of new products and product improvements.
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
Functional Currency
The functional currency of the Company’s wholly-owned subsidiary Intersect ENT GmbH, which the Company established in June 2018, is the U.S. dollar. Transaction gains and losses are included in interest income and other, net, on the Company’s consolidated statements of operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its revenue related allowances, inventory, common stock valuation and related stock-based compensation, leases as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid securities, readily convertible to cash, that mature within 90 days or less from the date of purchase to be cash equivalents.

Short-term Investments
Short-term investments, which are classified as
available-for-sale,
represent highly liquid debt instruments with maturities greater than 90 days at date of purchase. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity until realized. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income or expense, as appropriate, in the statement of operations.
Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and short-term investments
.
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:
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
The following is a summary of cash, cash equivalents and short-term investments, by type of instrument measured at fair value on a recurring basis (in thousands):

	December 31,
	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$11,885	$—	$—	$11,885	$4,168	$—	$—	$4,168
Money market funds	8,767	—	—	8,767	2,308	—	—	2,308
Corporate debt securities	—	50,169	—	50,169	—	45,165	—	45,165
Commercial paper	—	19,817	—	19,817	—	49,132	—	49,132

	$20,652	$69,986	$—	$90,638	$6,476	$94,297	$—	$100,773

Reported as:
Cash and cash equivalents				$20,652				$9,464
Short-term investments				69,986				91,309

				$90,638				$100,773

The fair value of marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2019 and 2018.
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
Inventories
Inventor
ies are
 valued at the lower of cost, computed on a
first-in,
first-out
basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in overhead. The Company maintains provisions for excess and obsolete inventory based on management’s estimates of forecasted demand and, where applicable, product expiration.
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
Leases
For agreements with a term of more than twelve months, the Company determines if an agreement is a lease at inception. Operating lease liabilities represent an obligation to make lease payments arising from the lease agreement. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates its incremental borrowing rate as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, of an amount equal to the lease payments in a similar economic environment. Operating lease liabilities are included in other current and non-current
liabilities in our consolidated balance sheet.
Right-of-use
assets represent our right to use an underlying asset for the lease term and are classified as other non-current
assets. Lease expense is recognized on a straight-line basis over the expected lease term.
Revenue Recognition
T
he Company recognizes revenue when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. The contracts are typically in the form of a purchase order from the customer. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.
The Company’s typical payment terms are between approximately 30 to 150 days.

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

F-
1
1

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
Stock-based Compensation
The Company maintains equity incentive plans to provide long-term incentives for employees and members of the board of directors. The plans allow for the issuance of non-statutory
and incentive stock options and restricted stock units to employees and non-statutory
stock options to consultants and
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
The valuation model used for calculating the fair value of awards for stock-based compensation expense, except for market-based awards, is the Black-Scholes option-pricing model (the “Black-Scholes model”). For market-based awards, the Monte Carlo simulation model (the “Monte Carlo simulation”) is used. Both the Black-Scholes model and Monte Carlo simulation requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the awards granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.
Advertising
Expenses
The Company expenses the costs of
advertising
, including promotional expenses, as incurred. Advertising expenses were $1.2 million, $1.0 million and $0.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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
The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Fiscal Years Ended December 31,
	2019	2018	2017
Common stock options	3,209	3,688	3,788
Market-based performance stock options	427	—	—
Restricted stock units	511	350	275
Market-based performance stock units	89	—	—
Employee stock purchase plan shares	70	74	190

	4,306	4,112	4,253

Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses on short-term investments
.
Segment, Geographical and Customer Concentration
The Company has
one
operating segment. The Company’s assets and revenue are almost entirely based in the U nited
States.
No single customer accounted for more than 10% of revenue during the years ended December 31, 2019, 2018 and 2017, and no single customer accounted for more than 10% of accounts receivable at December 31, 2019 and 2018.

Recent Accounting Pronouncements
In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
 2018-11,
Leases (Topic 842): Targeted Improvements
(“ASU
2018-11”).
ASU
2018-11
provided an alternative implementation method in addition to the current modified retrospective transition method for ASU No.
 2016-2,
Leases:
Amendments to the FASB Accounting Standards Codification
(“ASU
2016-2”),
issued in February 2016. Under ASU
2018-11,
an entity may elect to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under ASU
2016-2,
a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. ASU
2016-2
is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Accounting Standards Codification, or ASC, Topic 842,
Leases,
on January 1, 2019 using the modified retrospective transition method. In addition, the Company elected certain practical expedients permitted under the transition guidance, which allowed it to carryforward its historical long-term lease classification, its assessment on whether a contract is or contains a lease and the treatment of its initial direct costs for any leases that existed prior to the adoption of Topic 842. In determining the lease term at commencement date, any renewal or termination options are considered if they are reasonably assured of exercise. The Company has elected to exclude from its consolidated balance sheet any leases having a term of 12 months or less. The Company recorded a right-of-use
leased asset of approximately $1.6 million and a corresponding lease liability of $2.2 million in its adoption of Topic 842. In addition, as of the adoption date, the Company derecognized a deferred rent obligation of approximately $0.6 million. There was no
cumulative effect adjustment upon the adoption of Topic 842. The results for the year ended December 31, 2019 are presented under Topic 842. The results for the years ended December 31, 2018 and 2017, and other prior period amounts, were not adjusted and continue to be reported in accordance with our historical accounting under prior lease guidance, ASC Topic 840:
Leases
(“Topic 840”).
In June 2016, the FASB issued ASU No.
 2016-13,
Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”)
.

ASU
2016-13
requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale
debt securities and allows for the reversal of estimated credit losses in the current period, aligning the income statement recognition of credit losses with the reporting period in which changes occur. ASU
2016-13
also broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized costs. ASU
2016-13
is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this standard to be material to the consolidated financial statements.
3. Composition of Certain Financial Statement Items
Accounts Receivable, net (in thousands):

	December 31,
	2019	2018
Accounts receivable	$19,244	$19,696
Allowance for doubtful accounts	(131)	(80)

	$19,113	$19,616

Inventories, net (in thousands):

	December 31,
	2019	2018
Raw materials	$2,830	$1,872
Work-in-process	283	368
Finished goods	13,887	9,346

	$17,000	$11,586

Capitalized stock-based compensation expense of $0.9 million and $0.6 million w as
 included in inventory as of
December
 31, 2019 and 2018,
respectively
.
Property and Equipment, net (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$2,026	$1,571
Furniture and office equipment	1,536	1,260
Laboratory equipment	7,972	7,087
Leasehold improvements	3,367	2,118

	14,901	12,036
Less: accumulated depreciation and amortization	(8,589)	(6,158)

	$6,312	$5,878

Revenue (in thousands):

	December 31,
	2019	2018	2017
PROPEL family of products	$104,657	$105,711	$96,301
SINUVA	4,485	2,761	—

	$109,142	$108,472	$96,301

F-1
5

4.	Cash, Cash Equivalents and Short-term Investments
The following is a summary of cash, cash equivalents and short-term investments, by type of instrument (in thousands):

	December 31,
	2019				2018
	Amortized	Gross Unrealized		Estimated	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Cash	$11,885	$—	$—	$11,885	$4,168	$—	$—	$4,168
Money market funds	8,767	—	—	8,767	2,308	—	—	2,308
Corporate debt securities	50,137	33	(1)	50,169	45,177	5	(17)	45,165
Commercial paper	19,796	21	—	19,817	49,161	—	(29)	49,132

	$90,585	$54	$(1)	$90,638	$100,814	$5	$(46)	$100,773

Reported as:
Cash and cash equivalents				$20,652				$9,464
Short-term investments				69,986				91,309

				$90,638				$100,773

As of December 31, 2019 and 2018, the Company had no investments with a contractual maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the years ended December 31, 2019, 2018 and 2017. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.
5.	Leases
As of December 31, 2019, the Company has
two
 leased facilit
ies
 under operating lease agreement
s.
The lease of the Company’s headquarters was originally
entered into in March 2012

(the “Original Lease”).

In December 2014, the operating lease agreement was amended (the “First Amendment”) for an additional
17,900
square feet for a total of 50,400
square feet and the expiration was extended to May 31, 2020. In December 2019, the Company entered into a second amendment (the “Second Amendment”) which extended the term of the Original Lease to September 2024. The extension of this operating lease increased the right of use asset by $10.6 million. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs. Because of the terms of the First Amendment, the Company is the deemed owner, for accounting purposes only, of the building improvements.
In March 2019, the Company entered into an additional operating lease agreement for
10,200

square feet of warehouse space which was originally to expire in May 2020. In December 2019, this lease was also extended until September 2024. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs.

Right-of-use
assets (in thousands):

December 31, 2019
Upon the adoption of Topic 842	$1,572
Additional warehouse operating lease	117
Extension of operating leases	11,525
Less: right-of-use asset amortization	(1,234)

$11,980

Operating lease liabilities (in thousands):

December 31, 2019
Current portion presented in other current liabilities	$1,336
Noncurrent portion presented in operating lease liabilities	10,886

$12,222

Cash paid for amounts included in the measurement of lease liabilities for the year
 ended
December 31, 2019
was $1.8
million and was included in net cash used in operating activities in the consolidated statements of cash flows.
Future minimum annual operating lease payments are as follows (in thousands):

Fiscal Years Ending December 31,	December 31, 2019
2020	$2,310
20 21	3,374
2022	3,491
2023	3,614
2024	2,164
Thereafter	—

Total minimum payments	14,953
Less: present value adjustment	(2,731)

Total	$12,222

As of December 31, 2019, the weighted average remaining lease term was 4.7 years and the weighted average discount rate was 8.2%.
Rent expense was
$2.4 million, $2.1 million and $1.9
 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of incentive stock options (“ISOs”) under the 2014 Plan is 10.0 million. ISOs and non-statutory
stock options (“NSOs”) may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. ISOs granted under the 2014 Plan generally vest 25% after the completion of twelve months of service and the balance vests in equal monthly installments over the next 36 months of service and expire 10 years from the grant date. New shares are issued upon exercise of options under the stock plan. On January 1, 2019, the total number of shares of common stock reserved for issuance increased by 922,190 shares to 8,967,704 shares. In January 2017, the Company began issuing restricted stock units (“RSUs”) under the 2014 Plan. The RSUs generally vest annually over three years.
A summary of the Company’s stock option activity, including market-based performance stock options and related information is as follows (in thousands, except price data):

	Fiscal Years Ended
	December 31, 2019
		Weighted Average
	Options	Exercise Price
Outstanding, beginning of period	3,688	$20.84
Granted	1,947	25.72
Exercised	(1,058)	15.61
Forfeited	(941)	25.76

Outstanding, end of period	3,636	23.71

Exercisable	1,697	21.67

As of December 31, 2019, the aggregate intrinsic value of options outstanding was $14.7 million and options outstanding and exercisable was $9.1 million, as calculated based on the closing price of the Company’s common stock at the end of the period, the weighted-average remaining contractual term of options outstanding was 7.9 years and options outstanding and exercisable was 6.8 years. The aggregate intrinsic value of options exercised was $11.4 million, $17.5 million and $14.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.
A summary of the Company’s RSU and Performance Stock Unit activity and related information (in thousands):

	Fiscal Years Ended
	December 31, 2019
		Weighted Average
	RSUs	Fair Value
Outstanding, beginning of period	350	$24.92
Awarded	683	24.26
Vested	(281)	24.25
Forfeited	(152)	27.11

Outstanding, end of period	600	23.93

As of December 31, 2019, the aggregate intrinsic value of RSUs outstanding was $14.9 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was
2.1 years.

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
The Com
pan
y
 issued
 0.2 mi
llion
shares
during each of the years ended December 31, 2019, 2018 and 2017.

7.	Stock-Based Compensation Expense

Total stock-based compensation expense recognized is as follows (in thousands):

	Fiscal Years Ended December 31,
	2019	2018	2017
Cost of sales	$1,273	$703	$892
Selling, general and administrative	15,709	10,063	7,292
Research and development	3,167	2,467	1,636

	$20,149	$13,233	$9,820

As of December 31, 2019, the
total compensati
on expense
related to unvested
 stock option and RSU grants under the
Company’s 2014
plan not yet re
cognized was
$31.4 million
.
Th
is expense wi
ll be amortized on a str
aight
-lin
e b
asis o
ver a
weighted average period
of
2.5 years
 a
nd w
ill be ad
justed for s
ubs
equent
forfeitures.
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

F-
19

forfeitures differed from the estimates, the Company recorded the difference as a cumulative adjustment in the period that any estimate was revised.
In July 2019, the Company granted stock option
s
subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. The shares subject to this option will vest on the third anniversary from the date of grant provided that certain
30-day
trailing average stock price targets ($32, $40 and $48, respectively) are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested shares will be cancelled. The grant date fair value of this option was $2.9 million, as estimated with the Monte Carlo simulation model, using the following assumptions: expected volatility of 47.3%; expected risk-free interest rate of 1.9%; expected term of 6.5 years; and expected dividend yield of zero percent. The fair value of this option is expected to be recognized on a straight
-lin
e basis

over the three-year service period from the date of grant.
In November 2019, the Company granted
 89,024
Performance Stock Units (“PSUs”), subject
to both service and market-based vesting conditions
.
 The shares subject to
th
e PSUs
will vest on the third anniversary from the date of grant provided that certain
30-day
trailing average stock price targets ($31, $38 and $46, respectively) are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested shares will be cancelled. The grant date fair value of the PSUs
was $1.3 million, as estimated with the Monte Carlo simulation model, using the following assumptions: expected volatility of 47.3%; expected risk-free interest rate of 1.6
%
,
 and expected dividend yield of zero percent. The fair value of this award
is expected to be recognized
on a stra
ight
-line basis
over the three-year service period from the date of grant.
The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Fiscal Years Ended December 31,
	2019	2018	2017
Expected term (years)	6.0	6.0	6.0
Expected volatility	48%	45%	45%
Risk-free interest rate	2.2%	2.7%	2.1%
Dividend yield	0.0%	0.0%	0.0%
Fair value	$11.74	$15.82	$7.24

The fair value of options granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Fiscal Years Ended December 31,
	2019	2018	2017
Expected term (years)	0.5	0.5	1.3
Expected volatility	49%	49%	44%
Risk-free interest rate	2.0%	2.5%	1.3%
Dividend yield	0.0%	0.0%	0.0%
Fair value	$6.71	$9.29	$8.71

8.	Commitments and Contingencies

Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such amounts can be reasonably estimated.
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
The Court has
appointed
the
lead plaintiff

and has set
a
schedule for initial motions and pleadings. The Company believes this lawsuit is without merit and intends to vigorously defend against it. As of December 31, 2019, the Company has not recorded a contingent liability associated with this lawsuit, as the Company has not determined that a loss is probable. In addition, any possible loss or range of loss, cannot be reasonably estimated at this time.
Purchase Commitments
As of December 31, 2019, the Company had
non-cancellable
commitments to suppliers for purchases totaling $4.1 million.
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
The Company’s contributions will vest 25% per year over four years. Total matching contributions were $1.1 million, $0.7 million and $0.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.
10.	Income Taxes
The Company has a history of losses and therefore has made no provision for income taxes.

The amount computed by applying the federal statutory rate to loss before income taxes reconciles to the provision for income taxes is as follows (in thousands):

	Fiscal Years Ended December 31,
	201 9	201 8	201 7
Tax at federal statutory rate	$(9,029)	$(4,814)	$(5,563)
State tax, net of federal benefit	(1,977)	(1,935)	(575)
Permanent items	299	406	460
Stock-based compensation	190	(2,219)	(2,919)
R&D tax credit	(782)	(893)	(627)
Change in U.S. federal tax rate	—	—	20,974
Change in valuation allowance	11,299	9,455	(11,750)

	$—	$—	$—

Significant components of net deferred tax assets are as follows (in thousands):

	December 31,
	201 9	201 8
Deferred tax assets:
Net operating losses	$54,722	$45,914
R&D tax credit	8,944	7,585
Accruals and other	8,064	7,153
Operating lease liabilities	3,049	—
	74,779	60,652
Deferred tax liabilities:
Depreciation and amortization	(5)	(165)
Operating lease right-of-use assets	(2,988)	—

	(2,993)	(165)

Net deferred tax assets:	71,786	60,487
Valuation allowance	(71,786)	(60,487)

	$—	$—

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
Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until the Company has sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by
 $11.3

million and
$9.5 million during the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, the Company’s federal NOL carryforwards of $214.6 million will expire at various dates beginning in 2026, if not utilized, and federal research and development tax credits of $6.5 million will begin to expire in 2026. In addition, NOL carryforwards for state income tax purposes of $59.9 million will begin to expire in 2028 and state research and development tax credits of $5.9 million do not expire.

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
A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	201 9	2018	2017
Beginning of year	$2,107	$1,660	$1,374
Additions for tax positions related to:
Current year	378	332	286
Prior years	—	115	—

End of year	$2,485	$2,107	$1,660

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months.
The Company files income tax returns in the U.S. federal and various state jurisdictions. Tax years beginning in 2004 through 2019 remain open to examination by the major taxing authorities to which the Company is subject to. The Company’s policy is to record interest related to uncertain tax positions as interest expense and any penalties as other expense in its statements of operations and comprehensive loss. The Company has not recorded any interest expense or penalties associated with unrecognized tax benefits.
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

	Fiscal Years Ended December 31,
	2019				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$26,673	$26,659	$24,056	$31,754	$24,723	$26,300	$24,666	$32,783
Cost of sales	4,645	5,046	4,876	7,206	5,482	5,558	5,202	6,371

Gross profit	22,028	21,613	19,180	24,548	19,241	20,742	19,464	26,412
Gross margin	83%	81%	80%	77%	78%	79%	79%	81%
Operating expenses:
Sales, general and administrative	27,207	27,611	26,429	27,233	21,516	21,005	22,760	26,322
Research and development	6,266	6,041	6,145	5,831	4,273	4,374	4,872	5,743

Total operating expenses	33,473	33,652	32,574	33,064	25,789	25,379	27,632	32,065

Loss from operations	(11,445)	(12,039)	(13,394)	(8,516)	(6,548)	(4,637)	(8,168)	(5,653)
Interest and other income, net	640	655	546	559	412	477	572	623

Net loss	$(10,805)	$(11,384)	$(12,848)	$(7,957)	$(6,136)	$(4,160)	$(7,596)	$(5,030)

Basic and diluted net loss per share	$(0.35)	$(0.36)	$(0.41)	$(0.25)	$(0.21)	$(0.14)	$(0.25)	$(0.16)

Shares used to compute basic and diluted net loss per share	30,918	31,362	31,483	31,778	29,878	30,264	30,475	30,624

INTERSECT ENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Fiscal Years Ended December 31,
	2019	2018	2017
Allowance for doubtful accounts:
Beginning	$80	$150	$162
Charges, net of recoveries	94	54	62
Write-offs	(43)	(124)	(74)

Ending	$131	$80	$150