Form 10-Q
period 2020-03-31
Intersect ENT, Inc.
filed 2020-05-11
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
of the Exchange Act).    Yes
☐
    No
☒
Shares of common stock outstanding as of May 4, 2020 were 32,559,239.

INTERSECT ENT, INC.
Form
10-Q
– QUARTERLY REPORT
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
INTERSECT ENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$34,193	$20,652
Short-term investments	53,517	69,986
Accounts receivable, net	10,306	19,113
Inventories, net	17,048	17,000
Prepaid expenses and other current assets	2,547	2,300

Total current assets	117,611	129,051
Property and equipment, net	6,165	6,312
Operating lease right-of-use assets	11,442	11,980
Other non-current assets	684	559

Total assets	$135,902	$147,902

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,907	$4,056
Accrued compensation	10,390	12,717
Other current liabilities	2,442	2,163

Total current liabilities	17,739	18,936
Operating lease liabilities	10,281	10,886
Other non-current liabilities	22	22

Total liabilities	28,042	29,844

Commitments and contingencies (note 7 )

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 10,000 at March 31, 2020 and December 31, 2019;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at March 31, 2020 and December 31, 2019;
Issued and outstanding shares: 32,537 at March 31, 2020 and 32,235 at December 31, 2019	33	32
Additional paid-in capital	356,082	348,729
Accumulated other comprehensive loss	34	53
Accumulated deficit	(248,289)	(230,756)

Total stockholders’ equity	107,860	118,058

Total liabilities and stockholders’ equity	$135,902	$147,902

(1)	Amounts have been derived from the December 31, 2019 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$19,826	$26,673
Cost of sales	6,410	4,645

Gross profit	13,416	22,028

Operating expenses:
Selling, general and administrative	26,200	27,207
Research and development	5,146	6,266

Total operating expenses	31,346	33,473

Loss from operations	(17,930)	(11,445)
Interest income and other, net	397	640

Net loss	(17,533)	(10,805)
Other comprehensive income (loss):
Unrealized (loss) gain on short-term investments, net	(19)	77

Comprehensive loss	$(17,552)	$(10,728)

Net loss per share, basic and diluted	$(0.54)	$(0.35)

Weighted average common shares used to compute net loss per share, basic and diluted	32,365	30,918

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	32,235	$32	$348,729	$53	$(230,756)	$118,058
Issuance of common stock and exercise of stock options	302	1	3,100	—	—	3,101
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized loss on short-term investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(17,533)	(17,533)

Balance at March 31, 2020	32,537	$33	$356,082	$34	$(248,289)	$107,860

Balance at December 31, 2018	30,745	$31	$308,766	$(41)	$(187,762)	$120,994
Issuance of common stock and exercise of stock options	417	—	4,467	—	—	4,467
Stock-based compensation expense	—	—	4,014	—	—	4,014
Unrealized gain on short-term investments	—	—	—	77	—	77
Net loss	—	—	—	—	(10,805)	(10,805)

Balance at March 31, 2019	31,162	$31	$317,247	$36	$(198,567)	$118,747

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(17,533)	$(10,805)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	496	588
Amortization of right-of-use assets	538	266
Stock-based compensation expense	4,356	3,869
Amortization of net investment discount	(83)	(377)
Changes in operating assets and liabilities:
Accounts receivable, net	8,807	2,285
Inventories, net	(151)	(2,184)
Prepaid expenses and other assets	(368)	182
Accounts payable	634	(1,295)
Accrued compensation	(2,327)	899
Other liabilities	(325)	(320)

Net cash used in operating activities	(5,956)	(6,892)

Investing activities:
Purchases of short-term investments	(7,339)	(42,539)
Maturities of short-term investments	23,872	45,310
Purchases of property and equipment	(137)	(1,217)

Net cash provided by investing activities	16,396	1,554

Financing activities:
Proceeds from issuance of common stock and exercise of stock options	3,101	4,467

Net cash provided by financing activities	3,101	4,467

Net increase (decrease) in cash and cash equivalents	13,541	(871)
Cash and cash equivalents:
Beginning of the period	20,652	9,464

End of the period	$34,193	$8,593

Non-cash investing activities:
Right-of-use asset obtained in exchange for lease obligations	$—	$117
Property and equipment included in accounts payable	321	346
Lessor funded building improvements	—	152

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Organization

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
®
family of products (PROPEL
®
, PROPEL
®
Mini and PROPEL
®
Contour) and the SINUVA
®
(mometasone furoate) Sinus Implant. The PROPEL family of products are used in adult patients in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers (“ASC”) and SINUVA is designed to be used in the physician office setting of care to treat patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under the Premarket Approval (“PMA”) and SINUVA is a drug that was approved under a New Drug Application (“NDA”). In addition, the Company continues to invest in research and development of new products and product improvements.
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
The interim financial data as of March 31, 2020, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2020 and 2019. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
(“Annual Report”) for the year ended December 31, 2019 filed with the SEC on February 27, 2020.
Risks and Uncertainties
The Company is subject to risks and uncertainties resulting from the
COVID-19
pandemic. The Company cannot predict the extent or duration of the impact of the
COVID-19
pandemic on its financial and operating results, as the information regarding the current environment is evolving rapidly. The Company’s business has and will be impacted by its customers continuing to suspend elective procedures, reduced ENT ASC and office procedures, as well as the shelter-in-place
order issued by San Mateo County and the State of California, where the Company’s manufacturing operations and corporate headquarters are located. Furthermore, the
COVID-19
pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe.
The magnitude of the impact of the
COVID-19
pandemic on the Company’s business will depend on a number of factors, including, but not limited to: the duration and severity of the pandemic is unknown and could continue, and be more severe, than the Company currently expects; the duration, extent and re-occurrence
of the
shelter-in-place
orders impacting its manufacturing operations; the unknown state of the U.S. economy following the pandemic; the level of demand for the Company’s products as the pandemic subsides; and the time it will take for the economy to recover from the pandemic. As of the date of these condensed consolidated financial statements, the extent to which the
COVID-19
pandemic may materially adversely impact the Company’s financial results, operating results, or liquidity is uncertain.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its revenue related allowances, the allowance for doubtful accounts, inventory, common stock valuation and related stock-based compensation expense, leases as well as certain accrued liabilities.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the anticipated impact of the
COVID-19
pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Effective January 1, 2020, the Company adopted ASU No.
 2016-13,
Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”).
ASU
2016-13
requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale
debt securities and allows for the reversal of estimated credit losses in the current period, aligning the income statement recognition of credit losses with the reporting period in which changes occur. ASU
2016-13
also broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. The adoption of the standard did not result in a material impact to the Company’s condensed consolidated financial statements.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, except as described below:
Inventories
Inventories are valued at the lower of cost, computed on a
 first-in,
first-out
basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in overhead. During the three months ended March 31, 2020, as a result of a shut
-
down in production associated with the COVID-19 pandemic, the Company recorded $1.1 million for idle facility expense due to its inability to use its manufacturing facility for a part of the quarter due to the shelter-in-place orders. While the manufacturing remains shut-down, the Company will continue to incur idle facility charges in future periods. The Company maintains provisions for excess and obsolete inventory based on its estimates of forecasted demand and, where applicable, product expiration. Due to a decline in projected product sales, the Company also increased its reserve for excess and obsolete inventory by $0.8 million during the three months ended March 31, 2020. The Company will continue to monitor the effect of the COVID-19 pandemic on the business and will continue to reassess the need for inventory reserves in future periods.
Credit Losses
The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale
debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status, and the financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified specific risk of default. General allowance amounts are established based upon the Company’s assessment of expected credit losses for its receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the
COVID-19
pandemic and increased the overall reserve for credit losses by $0.1 million for the three months ended March 31, 2020.
3.	Composition of Certain Financial Statement Items
Accounts Receivable (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable	$10,554	$19,244
Allowance for doubtful accounts	(248)	(131)

	$10,306	$19,113

Inventory (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$1,788	$2,830
Work-in-process	340	283
Finished goods	14,920	13,887

	$17,048	$17,000

Capitalized stock-based compensation expense of $0.8

million and $0.9 million w
as
 included in inventory as of March 31, 2020 and December 31, 2019, respectively.
Revenue (in thousands):

	Three Months Ended
	March 31,
	2020	2019
PROPEL family of products	$19,090	$25,732
SINUVA	736	941

	$19,826	$26,673

4.	Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and short-term investments. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

					Reported as:
March 31, 2020	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
		Gains	Losses
Level 1:
Cash	$8,630	$—	$—	$8,630	$8,630	$—
Money market funds	25,563	—	—	25,563	25,563	—

	34,193	—	—	34,193	34,193	—
Level 2:
Corporate debt securities	39,340	15	(20)	39,335	—	39,335
Commercial paper	14,143	39	—	14,182	—	14,182

	53,483	54	(20)	53,517	—	53,517

	$87,676	$54	$(20)	$87,710	$34,193	$53,517

					Reported as:
December 31, 2019	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
		Gains	Losses
Level 1:
Cash	$11,885	$—	$—	$11,885	$11,885	$—
Money market funds	8,767	—	—	8,767	8,767	—
	20,652	—	—	20,652	20,652	—
Level 2:
Corporate debt securities	50,137	33	(1)	50,169	—	50,169
Commercial paper	19,796	21	—	19,817	—	19,817
	69,933	54	(1)	69,986	—	69,986
	$90,585	$54	$(1)	$90,638	$20,652	$69,986

There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2020 and year ended December 31, 2019.
As of March 31, 2020 and December 31, 2019, the Company had no investments with a contractual maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2020 a nd year ended December 31
, 2019
. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

The Company concluded that any unrealized losses on investments as of March 31
, 2020
were not attributed to credit.
5.	Stock-based Compensation Expense

2014 Equity Incentive Plan
In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2020, the total number of shares of common stock reserved for issuance increased by 967,064 shares to 9,934,768 shares reserved since the inception of the 2014 Plan. At March 31, 2020, 3,070,479 shares remained available for issuance.

A summary of the Company’s stock option activity and related information (options in thousands):

	Three Months Ended
	March 31, 2020
		Weighted Average
	Options	Exercise Price
Outstanding, beginning of period	3,636	$23.71
Granted	559	25.88
Exercised	(179)	17.30
Forfeited	(217)	27.51

Outstanding, end of period	3,799	24.11

Exercisable	1,725	22.47

As of March 31, 2020, included in the outstanding options was an option subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. As of
March 31, 2020, these stock options remain unvested.
The aggregate
pre-tax
intrinsic value of options outstanding was $0.7 million and options outstanding and exercisable was $0.7 million, the weighted-average remaining contractual term of options outstanding was 8.1 years and options outstanding and exercisable was 6.9 years. The aggregate pre-tax
intrinsic value of options exercised was $1.2 million and $5.1 million during the three months ended March 31, 2020 and 2019, respectively.
A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Three Months Ended
	March 31, 2020
		Weighted Average
	RSUs	Fair Value
Outstanding, beginning of period	511	$25.62
Awarded	248	26.18
Vested	(123)	26.89
Forfeited	(40)	28.97

Outstanding, end of period	596	25.36

As of March 31, 2020, the aggregate
pre-tax
intrinsic value of RSUs outstanding was $7.0 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was 2.4 years.
A summary of the Company’s Performance Stock Unit (PSU) activity and related information (PSUs in thousands):

	Three Months Ended
	March 31, 2020
		Weighted Average
	PSUs	Fair Value
Outstanding, beginning of period	89	$14.22
Awarded	103	17.28
Vested	—	—
Forfeited	—	—

Outstanding, end of period	192	15.86

As of March 31, 2020, the aggregate
pre-tax
intrinsic value of PSUs outstanding was $2.3 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of PSUs outstanding was 2.8 years.
1
1

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of sales	$441	$236
Selling, general and administrative	3,552	2,974
Research and development	363	659

	$4,356	$3,869

As of March 31, 2020, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2024 related to unvested employee stock-based awards was $38.9 million
and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.7 years.
2014 Employee Stock Purchase Plan
In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (“the “Amended and Restated 2014 ESPP”) since the inception of the 2014 ESPP. At March 31, 2020, 1,030,787 shares remained available for issuance and no shares were issued during the three months ended March 31, 2020.

6.	Net Loss per Share

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
The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2020	2019
Common stock options	3,372	4,142
Market-based performance stock options	427	—
Restricted stock units	596	408
Market-based performance stock units	192	—
Employee stock purchase plan shares	70	74

	4,657	4,624

7.	Commitments and Contingencies

Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such amounts can be reasonably estimated.

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
Case No.
4:19-cv-02647,
against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorney’s fees. The Court has appointed the lead plaintiff and has set a schedule for initial motions and pleadings. The Company believes this lawsuit is without merit and intends to vigorously defend against it. As of March 31, 2020, the Company has not recorded a contingent liability associated with this lawsuit, as the Company has not determined that a loss is probable. In addition, any possible loss or range of loss, cannot be reasonably estimated at this time.
8.	Subsequent Events

Response to COVID-19
In April 2020, as a response to the
COVID-19
pandemic, the Company took
pre-emptive
actions to curtail spending as its business, revenues and cash flows are expected to be significantly impacted due to the suspension of medical procedures involving its products. These actions included reducing its workforce by 96 employees, or approximately 25% of its workforce. In addition, the Company has furloughed 18 employees
, or approxima
t
ely 5% of its workforce,
and will be providing for the cost of certain benefits for those employees while furloughed. The Company is also suspending near-term production, reducing discretionary operating expenses and capital expenditures, and delaying clinical research projects. The charges related to these actions, including severance benefits for terminated employees and the benefits for furloughed employees, are expected to be approximately $0.3 million and the material portion of the incurred expense is expected to be substantially complete by June 30, 2020.
Completion of Private Placement
On May 11, 2020, the Company entered into a Facility Agreement (the “Facility Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P. (“Deerfield”), as agent for itself and the lenders, providing for the issuance and sale by the Company to Deerfield of $65.0 million of principal amount of 4.0% unsecured senior convertible notes (the “Convertible Notes”) upon the terms and conditions set forth in the Facility Agreement (the “Deerfield Financing”). The Convertible Notes will mature on May 9, 2025, unless earlier converted or redeemed, and are convertible into shares of the Company’s common stock, at an initial conversion price of $15.54, representing an approximately 15% premium over the Company’s closing stock price of $13.49 per share on May 8, 2020.

The Company estimates that the net proceeds from the
sale of the Convertible Notes were

approximately $
62.5
million after deducting the estimated expenses payable by the Company.
The Convertible Notes bear interest at 4.0% per annum, payable quarterly in arrears on July 1, October 1, January 1 and April 1 of each year, commencing July 1, 2020. The Convertible Notes are convertible at any time at the option of the holders thereof, provided that Deerfield is prohibited from converting the Convertible Notes into shares of common stock if, as a result of such conversion, the converting holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding (the “Beneficial Ownership Cap”). Pursuant to the Convertible Notes, the holders of the Convertible Notes have the option to demand repayment of all outstanding principal, any unpaid interest accrued thereon, and make whole interest, in connection with a Major Transaction (as defined in the Convertible Notes), which shall include, among others, any acquisition or other change of control of the Company; the sale or transfer of assets of the Company equal to more than 50% of the Enterprise Value (as defined in the Convertible Notes) of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time shares of the Company’s common stock are not listed on an Eligible Market (as defined in the Convertible Notes). The Facility Agreement contains certain specified events of default, the occurrence of which would entitle the holders of the Convertible Notes to immediately demand repayment of all outstanding principal and accrued interest on the Convertible Notes, together with a make-whole payment as determined pursuant to the Facility Agreement. Such events of default include, among others, failure to make any payment under the Convertible Notes when due, failure to observe or perform any covenant under the Facility Agreement or the other transaction documents related thereto (subject in certain cases to specified cure periods), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company and a material default by the Company under other indebtedness.
On or after the date that is the second anniversary of the issuance date, the Company may redeem up to $32.5 million of principal amount of Convertible Notes if (1) the volume weighted average price of the common stock on each of any twenty (20) trading days during a period of thirty (30) consecutive trading days ending on the date which an optional redemption notice is delivered, (2) the volume weighted average price of the common stock on the last trading day of such period and (3) the closing price of the common stock on the last trading day of such period, in each case, are greater than 150% of the conversion price. On or after the date that is the third anniversary of the issuance date, the Company may redeem up to the entire
$65.0 million
original
principal amount of Convertible Notes if (1) the volume weighted average price of the common stock on each of any twenty (20) trading days during a period of thirty (30) consecutive trading days ending on the date which an optional redemption notice is delivered, (2) the volume weighted average price of the common stock on the last trading day of such period and (3) the closing price of the common stock on the last trading day of such period, in each case, are greater than 200% of the conversion price.
The Company is obligated to notify the holders of the Convertible Notes no less than ten trading days nor more than sixty calendar days prior to any such redemption. During the period from the date on which the Company delivers an optional redemption notice until the date the optional redemption price is paid to holders, if a holder elects to convert its Convertible Notes, it will receive the shares otherwise issuable upon conversion of the Convertible Notes, plus an additional number of shares determined in accordance with the Convertible Notes. To the extent the holder would be prohibited due to the Beneficial Ownership Cap to convert its Convertible notes during such period, such holder would be entitled to convert all or any portion of its Convertible Notes into shares of Series DF-1 Preferred Stock of the Company (such conversion, a “Preferred Stock Conversion”). The number of Series DF-1 Preferred Stock issuable upon a Preferred Stock Conversion shall be determined by dividing the number of shares of common stock of the Company that it would be entitled to receive from such conversion by 1,000. Upon any conversion of the Convertible Notes in connection with a major transaction, redemption of the Convertible Notes in connection with a major transaction or an optional redemption, holders of the Convertible Notes will also be entitled to a make-whole increase to the conversion rate.
The Company is subject to a number of affirmative and restrictive covenants pursuant to the Facility Agreement, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other unsecured indebtedness and transactions with affiliates, among other covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. All forward-looking statements are based upon our current expectations and various assumptions. In addition, forward-looking statements include the impact that the
COVID-19
pandemic will have on our business, and our belief that we will be able to return to growth as the current crisis subsides. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include: the duration and severity of the
COVID-19
pandemic is unknown and could continue, and be more severe than we currently expect; the unknown state of the U.S. economy following the pandemic, the level of demand for our products as the pandemic subsides, and the time it will take for the economy to recover from the pandemic; and among others, those discussed in “Part II
—
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
or Annual Report, filed with the SEC on February 27, 2020.
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
®
family of products (PROPEL
®
, PROPEL
®
Mini and PROPEL
®
Contour) and the SINUVA
®
(mometasone furoate) Sinus Implant. The PROPEL family of products are used in adult patients in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers (“ASC”) and SINUVA is designed to be used in the physician office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under a Premarket Approval, or PMA and SINUVA is a drug that was approved under a New Drug Application, or NDA. While our primary commercial focus is the U.S. market, both PROPEL and PROPEL Mini received CE Markings, permitting them to be marketed in Europe. Approximately 450,000 and 250,000 FESS procedures are performed annually in the Asia Pacific and European regions, respectively. Our commercialization strategy will consider several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. Our initial focus is on Germany and the United Kingdom, where we are working to build our capabilities and develop the market. Going forward, we will continue to assess our capability to penetrate additional markets in Europe, the Asia Pacific and Japan.
Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve. PROPEL’s safety and effectiveness is supported by Level 1a clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. Approximately 350,000 patients have been treated with PROPEL products to-date.
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

PROPEL Contour’s lower profile, hourglass shape and malleable delivery system are designed for use in the narrow and difficult to access sinus ostia. In PROPEL Contour’s pivotal clinical study, the product demonstrated a 65% relative reduction in the need for postoperative interventions in the frontal sinus ostia compared to surgery alone with standard postoperative care as well as a 63% reduction in occlusion and 73% reduction in surgical interventions.
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
Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ASC. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used almost exclusively in the office setting. We applied to the Centers for Medicare & Medicaid Services, or CMS, for a product-specific J code for SINUVA, and in July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Prior to October 1, 2019, reimbursement submissions to cover the cost of SINUVA were reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490.
We continue to invest in research and development of new products and product improvements. We commenced a clinical trial in December 2018 of a new pipeline product, the investigational ASCEND drug-coated sinus balloon. The ASCEND study was a prospective, randomized, blinded, multi-center trial of 70 patients that assessed the safety and efficacy of our ASCEND product. The ASCEND product was randomized against an uncoated balloon and, similar to clinical studies for our PROPEL family of products, the primary endpoint was evaluated at 30 days. This study assessed the ASCEND product’s ability to improve patency rates, as well as a number of other endoscopic parameters. As the first trial of its kind for this product platform, we recognized that the outcomes of the ASCEND trial could require further clinical study to support a PMA approval with the FDA. The trial did not meet its primary endpoint of statistically significant improvement in the frontal sinus patency grade at day 30, as judged by an independent reviewer. The ASCEND study was designed to analyze the secondary endpoints if the primary endpoint passed, to help with the interpretation of the data and for use designing the subsequent pivotal study. The secondary endpoints were analyzed. The ASCEND product showed significant differences in several important secondary endpoints favoring the treatment side including reduction in inflammation and polypoid edema at all timepoints through day 30, as assessed by both the clinical investigators and the independent reviewer. There was also a notable reduction in the need for oral steroid interventions at day 30, as determined by the independent reviewer. There were no adverse events related to the drug component of the ASCEND balloon, and no device-related serious adverse events observed in the study. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. We will continue to analyze the ASCEND study findings to inform our clinical and regulatory strategy.
Impact of the COVID-19 Pandemic
Prior to the
COVID-19
pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined throughout March as the various
COVID-19
restrictions were implemented. Our business has and will be impacted by hospitals suspending elective surgical procedures and reduced ENT office visits as well as by the shelter-in-place
order issued by San Metro County and the State of California, where our manufacturing operations and corporate headquarters are located. Furthermore, the
COVID-19
pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe.
As a result of the COVID-19 pandemic and the impact of the various restrictions implemented, we have taken the following actions:
•	Protect Health and Safety: Virtually all roles remain working from home, based on state and county guidelines, and non-essential business travel is limited.
•	Maintain Customer Focus: All patient-support teams remain available to assist customers and patients, while strictly adhering to applicable restrictions, safety precautions and procedures.
•
Reduce Costs:
In response to the
COVID-19
pandemic, we took
pre-emptive
actions to curtail spending as revenues are and will continue to be materially impacted. These cost reduction actions include a) reducing our workforce by approximately 25% and furloughing an additional 5% of our workforce, b) substantially reducing new hiring, c) suspending near-term production, d) reducing discretionary operating expenses and capital expenditures, and e) delaying clinical research projects. The anticipated cost savings from these actions are expected to be approximately $40.0 million for the remainder of the year and does not include significant non-cash items. The anticipated cost savings will impact all expense categories with a proportionally higher impact on manufacturing operations and research and development expenses, driven by the near-term suspension of production and the delay in clinical research projects. However, in absolute dollars, the largest cost savings will be realized in selling, general and administrative expenses.

Components of Our Results of Operations
Revenue
Our revenue has been derived almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018. While performance until the end of February 2020 was relatively consistent with our expectations, our revenue substantially declined throughout March as the various
COVID-19
restrictions were implemented. Our business has and will be impacted by hospitals suspending elective surgical procedures and reduced ENT office visits. Under current conditions, we do not expect a meaningful amount of revenue in the second quarter of 2020. Once the disruption from the
COVID-19
pandemic subsides, we expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to the impact of the
COVID-19
pandemic as well as seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. Revenue from SINUVA is recognized net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known.
Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the three months ended March 31, 2020 and 2019.
Cost of Sales and Gross Profit
We manufacture our PROPEL family of products and SINUVA in our facility in Menlo Park, California. Cost of sales consists primarily of manufacturing overhead costs, material costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. Once the disruption from the
COVID-19
pandemic subsides, we expect cost of sales to increase in absolute dollars again primarily as, and to the extent, our revenue grows, or we make additional investments in our manufacturing capabilities.
Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs and average selling prices. In the near-term, manufacturing costs will also be negatively impacted by the mandatory shelter-in-place
order in effect in Menlo Park, California, which prevents us from using our manufacturing facility. Idle facility expenses are not capitalized into inventory and are charged to cost of goods sold in the period incurred. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as, and to the extent, production volume decreases.
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, market access, reimbursement, business development, legal and human resource functions as well as costs related to any post-market studies. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit and compliance expenses, insurance costs and general corporate expenses including allocated facilities and information technology expenses.
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
We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2020, as compared to the critical accounting policies described in our Annual Report on Form
10-K
for the year ended December 31, 2019, except as described below:
Inventories
Inventories are valued at the lower of cost, computed on a
 first-in,
first-out
basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in overhead. During the three months ended March 31, 2020, as a result of a shut-down in production associated with the COVID-19 pandemic, we recorded $1.1 million for idle facility expense due to our inability to use our manufacturing facility for a part of the quarter due to the shelter-in-place orders. While the manufacturing remains shut-down, we will continue to incur idle facility charges in future periods. We maintain provisions for excess and obsolete inventory based on our estimates of forecasted demand and, where applicable, product expiration. Due to a decline in projected product sales, we also increased our reserve for excess and obsolete inventory by $0.8 million during the three months ended March 31, 2020. We will continue to monitor the effect of the COVID-19 pandemic on the business and will continue to reassess the need for inventory reserves in future periods.
Recent Accounting Pronouncements
See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the three months ended March 31, 2020.
Results of Operations

	Three Months Ended
	March 31,
	2020	2019
(in thousands, except percentages)
Revenue	$19,826	$26,673
Cost of sales	6,410	4,645

Gross profit	13,416	22,028
Gross margin	68%	83%

Operating expenses:
Selling, general and administrative	26,200	27,207
Research and development	5,146	6,266

Total operating expenses	31,346	33,473

Loss from operations	(17,930)	(11,445)
Interest income and other, net	397	640

Net loss	$(17,533)	$(10,805)

Comparison of the Three Months ended March 31, 2020 and 2019
Revenue

	Three Months Ended
	March 31,		Change $	Change %
	2020	2019	2020 to 2019	2020 to 2019
(in thousands, except percentages)
PROPEL family of products	$19,090	$25,732	$(6,642)	(26)%
SINUVA	736	941	(205)	(22)%

	$19,826	$26,673	$(6,847)	(26)%

Revenue decreased by $6.8 million, or 26%, to $19.8 million during the three months ended March 31, 2020, compared to $26.7 million during the three months ended March 31, 2019. The decrease in revenue was primarily attributable to a 26% decline in PROPEL sales as well as a 22% decline in SINUVA sales, which represented approximately 4% of our revenue during both the three months ended March 31, 2020 and 2019, respectively. SINUVA unit sales decreased by 20% in the three months ended March 31, 2020 along with a 2% decrease in net revenue per unit from three months ended March 31, 2019. Lower PROPEL revenue for the three months ended March 31, 2020 resulted from a 28% decrease in unit sales, slightly offset by a 4% increase in average selling price. The decrease in unit sales for both PROPEL and SINUVA were driven by significant reduction in demand in the last month of the quarter due to the impact of the
COVID-19
pandemic.
As the
COVID-19
pandemic is expected to continue and cause strain on hospital resources, coupled with recommended deferrals of elective procedures, we do not expect a meaningful amount of revenue in the second quarter of 2020. While we cannot predict the extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we believe current government policies, including the suspension of elective procedures worldwide, will substantially impact our revenues in the second quarter of 2020 and potentially longer. However, we also believe, based on survey data with physicians, a recovery in procedures will begin in the second half of 2020, and that most patients will return for treatment.
Cost of Sales and Gross Margin
Cost of sales increased by $1.8 million, or 38%, to $6.4 million during the three months ended March 31, 2020, compared to $4.6 million during the three months ended March 31, 2019. The increased cost of sales was primarily attributable to charges related to our inability to use our manufacturing facility due to the shelter-in-place
order and additional charges related to excess and obsolete inventory in response to the estimated impacts of the
COVID-19
pandemic, partially offset by lower unit sales.
Gross margin for the three months ended March 31, 2020, decreased to 68%, compared to 83% for the three months ended March 31, 2019. While the gross margin for our products until the end of February 2020 was relatively consistent with our expectations, the decrease in gross margin was primarily attributable to charges related to the impacts of
COVID-19.
These charges included idle facility expense resulting from our inability to use our manufacturing facility due to the shelter-in-place
order as well as additional charges for excess and obsolete inventory as a result of the disruption to our business. The amount of these charges was approximately $1.9 million, representing an effect on our gross margin of approximately 9.6% for the three months ended March 31, 2020.
As a result of the
COVID-19
restrictions impacting our operations, including the impact and length of the shelter-in-place
order in effect impacting our manufacturing facility, we expect a significant decrease in overall demand in the second quarter of 2020. Considering that the shelter-in-place
order is now extended until May 31, 2020, we expect to incur significant idle facility expense in the second quarter 2020. We cannot reliably estimate the extent to which the
COVID-19
pandemic will impact the gross margin for our products in the third quarter and beyond.
Selling, General and Administrative Expenses
SG&A expenses decreased by $1.0 million, or 4%, to $26.2 million during the three months ended March 31, 2020, compared to $27.2 million during the three months ended March 31, 2019. The decrease in SG&A expenses was primarily due to a decrease in sales commissions, offset by increases in professional fees, stock-based compensation, and the ongoing commercialization of our PROPEL family of products and SINUVA.
Our spending in the first quarter of 2020 reflected normal business activities. Certain spending will decrease in the second quarter of 2020 as a result of a reduction in demand and the impact of the cost reduction measures put in place in the current quarter. However, we will still continue to support our customers, physicians and patients.

Research and Development Expenses
R&D expenses decreased by $1.1 million, or 18%, to $5.1 million during the three months ended March 31, 2020, compared to $6.3 million during the three months ended March 31, 2019. The decrease in R&D expenses was primarily due to a decrease in headcount and related expenses, as well as costs incurred during the three months ended March 31, 2019 pertaining to the ASCEND drug-coated balloon clinical trial.
Our spending in the first quarter of 2020 reflected normal business activities. Certain spending will decrease in the second quarter of 2020 as a result of the cost reduction measures put in place in the current quarter.
Interest Income and Other, Net
Interest income and other, net, decreased by $0.2 million to $0.4 million during the three months ended March 31, 2020, compared to $0.6 million during the three months ended March 31, 2019. The decrease in interest income and other, net, during the three months ended March 31, 2020 was primarily attributable to lower interest rates earned on our investments.
Liquidity and Capital Resources
Overview
As of March 31, 2020, we had cash, cash equivalents and short-term investments of $87.7 million, compared to cash, cash equivalents and short-term investments of $90.6 million as of December 31, 2019.
Cash Flows

	Three Months Ended
	March 31,
	2020	2019
(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,956)	$(6,892)
Investing activities	16,396	1,554
Financing activities	3,101	4,467

Net increase (decrease) in cash and cash equivalents	$13,541	$(871)

Net Cash Used in Operating Activities
During the three months ended March 31, 2020, net cash used in operating activities was $6.0 million, consisting primarily of a net loss of $17.5 million, offset by a decrease in net operating assets of $6.3 million and non-cash
charges of $5.3 million. The
non-cash
charges primarily consisted of stock-based compensation expense. The decrease in net operating assets is primarily due to a decrease in accounts receivable due to collections and an increase in accounts payable, partially offset by a decrease in accrued compensation due to the payout of annual corporate bonuses.
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
Net Cash Provided by Investing Activities
During the three months ended March 31, 2020, net cash provided by investing activities was $16.4 million, consisting of net maturities of short-term investments of $16.5 million and purchases of property and equipment of $0.1 million.
During the three months ended March 31, 2019, net cash provided by investing activities was $1.6 million, consisting of net maturities of short-term investments of $2.8 million and purchases of property and equipment of $1.2 million.

Net Cash Provided by Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities was $3.1 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.
During the three months ended March 31, 2019, net cash provided by financing activities was $4.5 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options.
Liquidity
We currently believe that our existing cash, cash equivalents and short-term investments as of March 31, 2020, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. However, as a result of the
COVID-19
pandemic, we expect to increase our rate of cash consumption as a result of decreased revenues. Also, in response to the
COVID-19
pandemic, we took
pre-emptive
actions to curtail spending as revenues are and will continue to be materially impacted. These cost reduction actions include a) furloughing and reducing our workforce by approximately 25%, b) substantially reducing new hiring, c) suspending near-term production, d) reducing discretionary operating expenses and capital expenditures, and e) delaying clinical research projects. We expect that these actions will result in cost savings of approximately $40.0 million for the remainder of the year. In addition, subsequent to March 31, 2020, we entered into a Facility Agreement, providing for the issuance and sale of a $65.0 million principal amount of 4% Convertible Unsecured Senior Notes due 2025. We estimate that the net proceeds from the offering were approximately $62.5 million after deducting the estimated offering expenses payable by us.
If our current sources of liquidity are insufficient, we may seek to sell additional equity or debt securities or obtain credit facilities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Off-Balance
Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we were not a party to any off-balance
sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2020, have not materially changed from December 31, 2019.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk as of March 31, 2020, has not materially changed from the disclosures included in our Annual Report on Form
10-K
for the year ended December 31, 2019.
ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

In May 2019, a purported stockholder of our company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled
Yaron v. Intersect ENT, Inc., et al.,
Case No.
4:19-cv-02647,
against our company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that we and the individual officers made false and/or misleading statements about our business and seeks unspecified damages and attorney’s fees. The Court has appointed the lead plaintiff and has set a schedule for initial motions and pleadings. We believe this lawsuit is without merit and intend to vigorously defend against it.
ITEM 1A.	RISK FACTORS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form
10-Q
and in our other filings with the SEC. If any of the risks discussed in this report actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Risks Related to Our Business
The impact of
COVID-19,
and the various medical, social and economic measures being implemented to combat its proliferation, has had and will continue to have a material adverse effect on our business, financial condition, results of operations, and liquidity.
Our business has been materially and adversely impacted by the Novel Coronavirus Disease 2019 (COVID-19) and we are subject to continuing risks related to the COVID-19 pandemic.
COVID-19
continues to spread worldwide and has been declared a pandemic by the World Health Organization. The devastating health impacts of
COVID-19
are proliferating at an unprecedented rate and the extent and duration of the pandemic is currently unknown. As a result of the
COVID-19
pandemic and the associated medical, social and economic restrictions that have been put in place, our customers have suspended performing elective procedures, which is where our products are utilized. As a result, our sales have been materially and adversely affected. Further, our business has and will be impacted by hospitals continuing to suspend elective surgical procedures and reduced ear, nose and throat (“ENT”) Ambulatory Surgery Centers (“ASC”) and office procedures. While we have taken several measures in response to
COVID-19
and its effects on our employees, customers, their patients and our business, a prolonged duration and the ultimate impact of
COVID-19,
as well as many of the measures implemented to address the threat posed by
COVID-19,
has and will continue to materially affect our business.
Our sales are being, and we expect will continue to be, materially adversely impacted by
COVID-19.
We are a medical technology company that provides products used primarily for ENT elective procedures. As a result of
COVID-19,
numerous state and local jurisdictions have imposed
shelter-in-place
orders, and federal medical, health and safety governmental organizations, like the Centers for Disease Control and the Centers (CDC) for Medicare and Medicaid Services (CMS) have issued guidelines which have led to, among other measures, the severe limitation or curtailment of elective procedures. We cannot predict when federal, state and local governments will lift these restrictions, nor when the

CDC and other federal medical agencies will lift restrictions on elective procedures. These restrictions have caused, and we expect will continue to cause, severe reductions in demand for our products and corresponding sales revenue until the pandemic abates and the shelter-in-place
orders are lifted, and perhaps afterwards as people take time to resume normal activities.
A prolonged curtailment of operations related to
COVID-19
may materially adversely impact our liquidity.
We have implemented numerous capital preservation initiatives in response to
COVID-19,
including a reduction in force and the furloughing of other employees throughout our organization. Although we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our current capital needs for the foreseeable future, a prolonged duration and resulting impact of
COVID-19
could materially adversely alter our current cash position and affect our liquidity.
Our business may continue to be materially adversely impacted after
COVID-19
medical, social and economic restrictions are lifted.
Even as
shelter-in-place
orders and other restrictions are lifted, it is uncertain as to when elective procedures will return to their original levels or if they will return to their original levels at all. Further, some physicians may not feel comfortable performing, and some patients may not feel comfortable undergoing, such procedures. Alternatively, at the point that restrictions are lifted, in whole or in part, there may be an increased demand for our products as delayed procedures are scheduled and performed. As and when we recommence operations and sales functions, we may not be able to restart all such functions in a timely, efficient, or compliant fashion, or have sufficient resources to perform manufacturing and regulatory operations sufficient to meet such demand. As a result of the reduction in force and furloughing of some of our employees, we may face challenges as we restart our manufacturing and distribution operations. We may also experience production challenges as we restart our manufacturing lines, including supply chain issues, due to vendors’ potential inabilities to fulfill our orders, which may prevent us from having sufficient product in a timely manner to meet demand.
Our ability to raise capital may be materially adversely impacted by
COVID-19.
The
COVID-19
pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability. The macro economic impact on the global economy has been and may continue to be severe. Any sustained disruption may increase our cost of capital and adversely affect our ability to access the capital markets in the future.
The enrollment of our clinical studies has been and may continue to be materially adversely impacted by
COVID-19.
Our future business prospects are highly dependent on generating, collecting and disseminating data pursuant to clinical trials. As a result of the cessation of elective procedures, we have been required to delay the initiation of clinical trials on a global basis. These and other clinical trials may continue to be materially impacted by
COVID-19
as hospitals and physicians prioritize treating existing patients and creating capacity. Additionally, patients may be less willing to participate in clinical trials as a result of the
COVID-19
pandemic. Delays in the initiation of sites or enrollment of patients in these and other clinical studies, may have a material adverse effect on our results of operations and the timing of the development and commercialization of future products.
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2003. We incurred net losses of $17.5 million for the three months ended March 31, 2020, and $43.0 million and $22.9 million for the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, we had an accumulated deficit of $248.3 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.

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
Pricing pressure from our hospital and ASC customers due to cost sensitivities resulting from healthcare cost containment pressures and reimbursement changes could decrease demand for our PROPEL family of products, the prices that customers are willing to pay and the frequency of use of our products, which could have an adverse effect on our business.
Hospitals and ASC that purchase our PROPEL family of products typically bill various third-party payors for a facility fee to cover the costs of supplies, including our PROPEL family of products, used in sinus surgery procedures. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our steroid releasing implants can impact the profit margin of the hospital or surgery center where the sinus surgery is performed. Some of our target customers may be unwilling to adopt or use broadly our steroid releasing implants in light of the additional associated cost. Further, any decline in the amount payors reimburse our customers for sinus surgery procedures could make it difficult for existing customers to continue using, or to adopt, our steroid releasing implants. This could create additional pricing pressure for us.
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
Our PROPEL family of products are used principally in the operating room setting in hospitals and ASC where the cost of these products is paid for out of the reimbursed facility fee associated with sinus surgery. Should this fee be reduced by commercial payors or government agencies or should the occurrence of procedures shift significantly to lower cost centers of care with lower reimbursement, our ability to sell our PROPEL family of products may be limited. There is very little usage of PROPEL products in the office setting of care because sinus surgery is more typically performed in the operating room and because there is limited reimbursement for the PROPEL family of products available in the office setting of care. While there are a few payors that may provide such coverage, that can change, and the majority of payors consider this usage experimental and investigational and therefore would not cover reimbursement claims.
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
•	unanticipated pricing pressure;
•	unexpected credit losses;
•	the hiring, retention and continued productivity of our sales representatives;
•	our ability to expand the geographic reach of our sales and marketing efforts, including into the UK and the EU in light of regulatory and geopolitical uncertainties arising from Brexit and the new European Medical Device Regulation (MDR);
•	our ability to obtain or maintain regulatory approval and reimbursement coverage for our products in development or for our current products outside the United States;
•	fluctuations in revenue due to changes in third-party payor reimbursement for procedures associated with the use of our products;
•	our ability to maintain intellectual property protection for our products and our competitors being granted patents for competing products;
•	results of clinical research and trials on our existing products and products in development;
•	delays in receipt of anticipated purchase orders;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	delays in, failure of, or quality issues with, component and raw material deliveries by our suppliers or service providers;
•	manufacturing issues or lot failures; and
•	positive or negative coverage in the media or clinical publications of our steroid releasing implants or products of our competitors or our industry.
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
Healthcare costs have risen significantly over the past several decades, which has driven numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has elicited a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for pricing concessions in the future. Additionally, group purchasing organizations, independent delivery networks and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals and ASC. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products and may adversely impact our business, results of operations, financial condition and prospects.
We compete or may compete in the future against other companies, some of which have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or improved operating results.
Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded companies, including Medtronic, Olympus, Johnson & Johnson, Stryker, Lyra Therapeutics and Smith & Nephew. These companies could develop drug releasing products that could compete with our products and most of these companies enjoy several competitive advantages, including:
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

In addition, there are and have been venture companies seeking to develop competitive products. Companies may also market alternatives to current modes of treatment, such as OptiNose. Finally, there are established pharmaceutical companies evaluating monoclonal antibodies for the treatment of chronic sinusitis such as Regeneron Pharmaceuticals, Inc., who recently received FDA approval to market Dupixent for chronic rhinosinusitis with nasal polyposis.
If another company successfully develops an approach for the treatment of chronic sinusitis, including alternative device, drug delivery or pharmaceutical agent, our business could be significantly and adversely affected.
If physicians treat more patients in their offices instead of performing surgery in the operating room, our ability to sell our PROPEL family of products may be harmed.
The prevalence of sinus procedures being performed in the office has increased since sinus dilation products for use in the office setting received Category I CPT codes in 2011. As a result, the number of companies selling sinus dilation products has increased and well-known companies such as Medtronic, Stryker and Johnson & Johnson have begun to sell sinus dilation products. This has led to increased marketing investments to sell these sinus dilation products in an attempt to not only grow the overall sinus procedure market but also to shift procedures from the operating room to the office. If more patients are treated for chronic sinusitis in a physician office with a sinus dilation product rather than through FESS procedures in the operating room, the volume of FESS procedures performed may not grow as anticipated and our ability to sell our products may be harmed.
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
Clinical failure can occur at any stage of the testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical
testing in addition to those we have planned. In October 2019, we announced our ASCEND trial did not meet its primary endpoint of statistically significant improvement in the frontal sinus patency grade at day 30, as judged by an independent reviewer. The ASCEND study was designed to analyze the secondary endpoints if the primary endpoint passed, to help with the interpretation of the data and for use designing the subsequent pivotal study. The secondary endpoints were analyzed. The ASCEND product showed significant differences in several important secondary endpoints favoring the treatment side including reduction in inflammation and polypoid edema at all timepoints through day 30, as assessed by both the clinical investigators and the independent reviewer. There was also a notable reduction in the need for oral steroid interventions at day 30, as determined by the independent reviewer. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. The ASCEND study evaluated a clinical version of our drug-coated balloon and we are making enhancements to the product to support the ultimate commercial design. We anticipate needing to conduct clinical studies utilizing the version of the product we intend on commercializing.
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

The UK’s withdrawal from the EU, commonly referred to as Brexit, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
On January 31, 2020, the UK withdrew from the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Under the withdrawal agreement between the UK and the EU, the UK will be subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules will continue to apply. During the Transition Period, negotiations between the UK and the EU are expected to continue in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period.
Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. Since a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our products and product candidates in the UK or the EU. Although the UK is currently a very small portion of our business, these regulatory changes, if they occur, could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the euro with respect to each other and to the U.S. dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.
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
If we fail to successfully acquire or integrate new business, products, and technology, we may not realize expected benefits, or our business may be harmed.
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
There are numerous U.S. federal and state healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ASC, group purchasing organizations and our independent distributors are subject to scrutiny under these laws. Violations of these laws can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance
with these laws, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities, including our relationships with healthcare providers and entities, including, but not limited to, physicians, hospitals, ASC, group purchasing organizations and our independent distributors and certain sales and marketing practices, including the provision of certain items and services to our customers, could be subject to challenge under one or more of such laws.
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
Further, there have been judicial and congressional challenges to other aspects of the Affordable Care Act. For example, since January 2017, our current President of the United States has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The recent resolution on appropriations for fiscal year 2018 that extended the suspension of the medical device excise tax also delayed the implementation of the so-called
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
In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services reimbursed under governmental healthcare programs. Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control product costs. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability.
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

We believe that our existing cash, cash equivalents and short-term investments, revenue and available debt financing arrangements will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date of this Quarterly Report on Form 10-Q. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:
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
Our debt obligations under our facility agreement with Deerfield could impair our financial condition and limit our operating flexibility.
Our indebtedness under our facility agreement with Deerfield could:
•	impair our ability to obtain financing or additional debt in the future for working capital, capital expenditures, acquisitions or general corporate purposes;
•	impair our ability to access capital and credit markets on terms that are favorable to us;
•	have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants and an event of default occurs as a result of a failure that is not cured or waived;
•	require us to dedicate a portion of our cash flow for interest payments, thereby reducing the availability of our cash flow to fund working capital and capital expenditures; and
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
There is no guarantee that we will be able to pay the principal and interest under the facility agreement with Deerfield or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the facility agreement with Deerfield. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants.
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
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

3.2	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 and 3.2

10.1†	Supply Agreement between the registrant and Hovione Inter AG., dated as of January 20, 2020.

10.2	Amended Non-Employee Director Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain confidential information contained in this document, marked by brackets, is omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2020	Intersect ENT, Inc. (Registrant)

/s/ Thomas A. West
Thomas A. West
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Richard A. Meier
Richard A. Meier
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)