Form 10-Q
period 2020-06-30
Intersect ENT, Inc.
filed 2020-08-05
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
Shares of common stock outstanding as of July 29, 2020 were 32,702,084.

INTERSECT ENT, INC.
Form
10-Q
– QUARTERLY REPORT
For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERSECT ENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$29,458	$20,652
Short-term investments	106,373	69,986
Accounts receivable, net	7,653	19,113
Inventories, net	14,007	17,000
Prepaid expenses and other current assets	1,964	2,300

Total current assets	159,455	129,051
Property and equipment, net	5,893	6,312
Operating lease right-of-use assets	10,901	11,980
Other non-current assets	533	559

Total assets	$176,782	$147,902

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,616	$4,056
Accrued compensation	8,077	12,717
Other current liabilities	3,437	2,163

Total current liabilities	14,130	18,936
Operating lease liabilities	9,645	10,886
Convertible notes, net	63,874	—
Other non-current liabilities	22	22

Total liabilities	87,671	29,844

Commitments and contingencies (note 9 )

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares: 9,994 at June 30, 2020 and 10,000 at December 31, 2019;
Issued and outstanding shares: none	—	—
Series DF-1 convertible preferred stock, $0.001 par value;
Authorized shares: 6 at June 30, 2020 and none at December 31, 2019;
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value;
Authorized shares: 150,000 at June 30, 2020 and December 31, 2019;
Issued and outstanding shares: 32,645 at June 30, 2020 and 32,235 at December 31, 2019	33	32
Additional paid-in capital	360,396	348,729
Accumulated other comprehensive income	95	53
Accumulated deficit	(271,413)	(230,756)

Total stockholders’ equity	89,111	118,058

Total liabilities and stockholders’ equity	$176,782	$147,902

(1)	Amounts have been derived from the December 31, 2019 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$9,780	$26,659	$29,606	$53,332
Cost of sales	7,357	5,046	13,767	9,691

Gross profit	2,423	21,613	15,839	43,641

Operating expenses:
Selling, general and administrative	19,497	27,611	45,697	54,818
Research and development	4,018	6,041	9,164	12,307

Total operating expenses	23,515	33,652	54,861	67,125

Loss from operations	(21,092)	(12,039)	(39,022)	(23,484)
Interest expense	(486)	—	(486)	—
Other income (expense) , net	(1,546)	655	(1,149)	1,295

Net loss	(23,124)	(11,384)	(40,657)	(22,189)
Other comprehensive income:
Unrealized gain on short-term investments, net	61	61	42	138

Comprehensive loss	$(23,063)	$(11,323)	$(40,615)	$(22,051)

Net loss per share, basic and diluted	$(0.71)	$(0.36)	$(1.25)	$(0.71)

Weighted average common shares used to compute net loss per share, basic and diluted	32,595	31,362	32,480	31,141

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	32,235	$32	$348,729	$53	$(230,756)	$118,058
Issuance of common stock and exercise of stock options	302	1	3,100	—	—	3,101
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized loss on short-term investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(17,533)	(17,533)

Balance at March 31, 2020	32,537	33	356,082	34	(248,289)	107,860
Issuance of common stock and exercise of stock options	108	—	728	—	—	728
Stock-based compensation expense	—	—	3,586	—	—	3,586
Unrealized gain on short-term investments	—	—	—	61	—	61
Net loss	—	—	—	—	(23,124)	(23,124)

Balance at June 30, 2020	32,645	$33	$360,396	$95	$(271,413)	$89,111

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	30,745	$31	$308,766	$(41)	$(187,762)	$120,994
Issuance of common stock and exercise of stock options	417	—	4,467	—	—	4,467
Stock-based compensation expense	—	—	4,014	—	—	4,014
Unrealized gain on short-term investments	—	—	—	77	—	77
Net loss	—	—	—	—	(10,805)	(10,805)

Balance at March 31, 2019	31,162	31	317,247	36	(198,567)	118,747
Issuance of common stock and exercise of stock options	307	—	4,964	—	—	4,964
Stock-based compensation expense	—	—	5,680	—	—	5,680
Unrealized gain on short-term investments	—	—	—	61	—	61
Net loss	—	—	—	—	(11,384)	(11,384)

Balance at June 30, 2019	31,469	$31	$327,891	$97	$(209,951)	$118,068

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net loss	$(40,657)	$(22,189)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	991	1,269
Amortization of right-of-use assets	1,078	555
Stock-based compensation expense	7,988	9,366
Amortization of net investment discount	(92)	(790)
Amortization of debt transaction costs and accretion of debt discount	117	—
Change in fair value of embedded derivatives	1,796	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,460	4,087
Inventories, net	2,844	(3,774)
Prepaid expenses and other assets	350	713
Accounts payable	(1,467)	(1,842)
Accrued compensation	(4,639)	(2,556)
Other liabilities	33	(707)

Net cash used in operating activities	(20,198)	(15,868)

Investing activities:
Purchases of short-term investments	(86,109)	(69,342)
Maturities of short-term investments	49,856	77,465
Purchases of property and equipment	(533)	(1,792)

Net cash provided by (used in) investing activities	(36,786)	6,331

Financing activities:
Proceeds from debt financing, net of issuance costs	61,961	—
Proceeds from issuance of common stock and exercise of stock options	3,829	9,431

Net cash provided by financing activities	65,790	9,431

Net increase (decrease) in cash and cash equivalents	8,806	(106)
Cash and cash equivalents:
Beginning of the period	20,652	9,464

End of the period	$29,458	$9,358

Non-cash investing activities:
Right-of-use asset obtained in exchange for lease obligations	$—	$117
Property and equipment included in accounts payable	131	440
Lessor funded building improvements	—	152
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization
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
The interim financial data as of June 30, 2020, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2020 and 2019. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
(“Annual Report”) for the year ended December 31, 2019 filed with the SEC on February 27, 2020.
Reclassifications
Certain prior year amounts

associated with fin
i
shed goods inventory
have been reclassi
f
ied

to
w
ork-in-process inventory
to conform to the current year presentation. These reclassifications had no impact on net earnings or financial position.
Risks and Uncertainties
The Company is subject to risks and uncertainties resulting from the
COVID-19
pandemic. The Company cannot predict the extent or duration of the impact of the
COVID-19
pandemic on its financial and operating results, as the information regarding the current environment is evolving rapidly. The Company’s business has and will be impacted by its patients’
decisions to undergo sinus surgeries as  ENT ASC and office procedure volumes recover
and
the

Company resumes its manufacturing operations as a result of the ease of certain restrictions of the
shelter-in-place
orders issued by
local
and
federal authorities
. Furthermore, the
COVID-19
pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe.
The magnitude of the impact of the
COVID-19
pandemic on the Company’s business will depend on a number of factors, including, but not limited to: the duration and severity of the pandemic is unknown and could continue longer, and be more severe, than the Company currently expects; the duration, extent and re-occurrence
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its revenue related allowances, the allowance for doubtfu
l
 accounts, inventory, common stock valuation and related stock-based compensation expense, leases, valuation of embedded derivatives associated with the C
o
mpany’s Convertible Notes (see Note 8)
as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the currently anticipated impact of the
COVID-19
pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form
10-K
for the year ended December 31, 2019, except as described below:
Inventories
Inventories are valued at the lower of cost, computed on
a first-in,
first-out
basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in overhead. During the three and six months ended June 30, 2020, as a result of a shut-down in production associated with the
COVID-19
pandemic for part of the first quarter and throughout the second quarter, the
Company

recorded
$
4.4
 million and $
5.5
 million,
respectively, for idle facility expense due to its inability to use its manufacturing facility due to the shelter-in-place
orders and the Company’s decision to suspend production until the third quarter of 2020. While the manufacturing remains shut-down or is below the Company’s normal capacity, the Company will continue to incur idle facility charges in future periods. The Company maintains provisions for excess and obsolete inventory based on its estimates of forecasted demand and, where applicable, product expiration. Due to a decline in projected product sales, the Company also increased its reserve for excess and obsolete inventory by $
0.8
 million
during the six months ended June 30, 2020.

There was no reserve for excess and obsolete inventory recorded in the three months ended June 30, 2020
.
The Company will continue to monitor the effect of the
COVID-19
pandemic on the business and will continue to reassess the need for inventory reserves in future periods.
Credit Losses
The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale
debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status, and the financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified specific risk of default. General allowance amounts are established based upon the Company’s assessment of expected credit losses for its receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the
COVID-19
pandemic and increased the overall reserve for credit losses by $0.1 million for the six months ended June 30, 2020
.
Restructuring Activities
During the three months ended June 30, 2020, as a response to the
COVID-19
pandemic, the Company took
pre-emptive
actions to curtail spending as its business, revenues, and cash flows were and are expected to be significantly impacted due to the suspension of medical procedures involving its products. These actions included reducing its workforce by 96 employees, or approximately 25% of its workforce. In addition, the Company furloughed 18 employees, or approximately 5% of its workforce, and provided for the cost of certain benefits for those employees while furloughed. The charges related to these actions, including severance benefits for terminated employees and the benefits for furloughed employees, were approximately $0.2 million for the three months ended June 30, 2020. The restructuring activities are substantially complete and there are no remaining accrued liabilities related to restructuring activities as of June 30, 2020.

Embedded Derivatives Related to Convertible Debt Instruments
Embedded derivatives that are required to be bifurcated
from
their host contract are evaluated and valued separately from the debt instrument and classified accordingly depending on the specific terms of the agreement. The embedded features are remeasured to fair value at each balance sheet date with a resulting gain or loss related to the change in the fair value being recorded to “Other Income (Expense), net” on the condensed consolidated statement of operations. Changes in the Company’s assumptions, such as the estimated probability of triggering events, used to value the embedded derivatives could result in material changes in the valuation in future period
s
.

3.	Composition of Certain Financial Statement Items
Accounts Receivabl
e
 (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$7,925	$19,244
Allowance for doubtful accounts	(272)	(131)

	$7,653	$19,113

Inventories, net (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$1,782	$2,830
Work-in-process	5,601	5,878
Finished goods	6,624	8,292

	$14,007	$17,000

Capitalized stock-based compensation expense of $0.7 million and $0.9 million was included in inventory as of June 30, 2020 and December 31, 2019, respectively.
Operating lease liabilities (in thousands):

	June 30, 2020	December 31, 2019
Current portion presented in other current liabilities	$2,414	$1,336
Noncurrent portion presented in operating lease liabilities	9,645	10,886

	$12,059	$12,222

Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PROPEL family of products	$9,481	$25,563	$28,571	$51,295
SINUVA	299	1,096	1,035	2,037

	$9,780	$26,659	$29,606	$53,332

4.	Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term investments and embedded derivative liabilities. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-

based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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
The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate as well as a convertible lattice model for the embedded features
. As of June 30, 2020, the
fair
value of the Company’s Convertible Notes (see Note 8) was
$70.7 million
.
Cash, Cash Equivalents and Short-term Investments
The following is a summary of cash, cash equivalents and short-term investments, by type of instrument measured at fair value on a recurring basis (in thousands):

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair V alue	Cash and cash equivalents	Short-term investments
June 30, 2020		Gains	Losses
Level 1:
Cash	$7,500	$—	$—	$7,500	$7,500	$—
Money market funds	16,959	—	—	16,959	16,959	—

	24,459	—	—	24,459	24,459	—

Level 2:
U.S. treasury bills	64,424	5	(1)	64,428	4,999	59,429
Corporate debt securities	21,999	61	(6)	22,054	—	22,054
U.S. government agency bonds	11,395	—	—	11,395	—	11,395
Commercial paper	13,459	36	—	13,495	—	13,495

	111,277	102	(7)	111,372	4,999	106,373

	$135,736	$102	$(7)	$135,831	$29,458	$106,373

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2019		Gains	Losses
Level 1:
Cash	$11,885	$—	$—	$11,885	$11,885	$—
Money market funds	8,767	—	—	8,767	8,767	—

	20,652	—	—	20,652	20,652	—

Level 2:
Corporate debt securities	50,137	33	(1)	50,169	—	50,169
Commercial paper	19,796	21	—	19,817	—	19,817

	69,933	54	(1)	69,986	—	69,986

	$90,585	$54	$(1)	$90,638	$20,652	$69,986

There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2020 and year ended December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company had no investments with a contractual maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2020 and year ended December 31, 2019. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. The Company concluded that any unrealized losses on investments as of June 30, 2020 were not attributed to credit.
Convertible Notes Embedded Derivatives
The Convertible Notes due in 2025 (see Note 8) have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by the Company, or a sale of all or substantially all of the Company’s assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. The Company has utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The fair value measurements of the embedded derivatives are classified as Level 3 financial instruments. At June 30, 2020, the fair value of the embedded features was $3.6 million and has been presented together with the Convertible Notes host instrument on the condensed consolidated balance sheet. Changes in the fair value of the Company’s Level 3 liabilities were as follows:

June 30, 2020
Balance at December 31, 2019	$—
Additions	1,800
Fair value adjustment	1,796

Balance at June 30, 2020	$3,596

5.	Stockholders’ Equity
Series
DF-1
Convertible Preferred Stock
The Company’s board of directors has designated 6,310 shares of the authorized 10,000,000 shares of preferred stock, $0.001 par value per share, as Series
DF-1
Convertible Preferred Stock (the “Series
DF-1
Preferred Stock”). Each share of Series
DF-1
Preferred Stock is
non-voting
and convertible to 1,000 shares of the Company’s Common Stock. There is an aggregate of 6,309,459 shares of common stock issuable upon conversion of the Series
DF-1
Preferred Stock. The Series
DF-1
Preferred Stock does not have voting rights but is eligible for dividends or distributions on an as-converted
basis.

6 .	Stock-based Compensation Expense
2014 Equity Incentive Plan
In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2020, the total number of shares of common stock reserved for issuance increased by 967,064 shares to 9,934,768 shares reserved since the inception of the 2014 Plan. At June 30, 2020, 3,414,261 shares remained available for issuance.

A summary of the Company’s stock option activity and related information (options in thousands):

	Six Months Ended
	June 30, 2020
		Weighted Average
	Options	Exercise Price
Outstanding, beginning of period	3,636	$23.71
Granted	645	23.96
Exercised	(187)	16.76
Forfeited	(611)	27.44

Outstanding, end of period	3,483	23.47

Exercisable	1,724	22.41

As of June 30, 2020, included in the outstanding options was an option subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. As of June 30, 2020, these stock options remain unvested.
The aggregate
pre-tax
intrinsic value of options outstanding was $1.2 million and options outstanding and exercisable was $1.0 million, the weighted-average remaining contractual term of options outstanding was 7.9 years and options outstanding and exercisable was 6.7 years. The aggregate pre-tax
intrinsic value of options exercised was $1.2 million and $8.5 million during the six months ended June 30, 2020 and 2019, respectively.
A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Six Months Ended
	June 30, 2020
		Weighted Average
	RSUs	Fair Value
Outstanding, beginning of period	511	$25.62
Awarded	288	24.13
Vested	(151)	25.47
Forfeited	(102)	28.35

Outstanding, end of period	546	24.36

As of June 30, 2020, the aggregate
pre-tax
intrinsic value of RSUs outstanding was $7.4 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was 2.1 years.
The Company also offers Performance Stock Units (“PSUs”), subject to both service and market-based vesting conditions. A summary of the Company’s PSU activity and related information (PSUs in thousands):

	Six Months Ended
	June 30, 2020
		Weighted Average
	PSUs	Fair Value
Outstanding, beginning of period	89	$14.22
Awarded	103	17.28
Forfeited	(15)	17.28

Outstanding, end of period	177	15.74

As of June 30, 2020, the aggregate
pre-tax
intrinsic value of PSUs outstanding was $2.4 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of PSUs outstanding was 2.5 years.

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$334	$246	$775	$482
Selling, general and administrative	2,862	4,440	6,414	7,414
Research and development	436	811	799	1,470

	$3,632	$5,497	$7,988	$9,366

As of June 30, 2020, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2024 related to unvested employee stock-based awards was $31.0 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.5 years.
2014 Employee Stock Purchase Plan
In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”) since the inception of the 2014 ESPP. At June 30, 2020, 959,970 shares remained available for issuance and a total of 70,817 shares were issued during the six months ended June 30, 2020.

7 .	Net Loss per Share
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
The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock options	3,056	4,112	3,056	4,112
Market-based performance stock options	427	—	427	—
Restricted stock units	546	536	546	536
Market-based performance stock units	177	—	177	—
Employee stock purchase plan shares	72	75	72	75
Stock issuable upon conversion of convertible note	6,309	—	6,309	—

	10,587	4,723	10,587	4,723

The Company uses the
if-converted
method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the quarter ended June 30, 2020 to eliminate any interest expense related to the note in the computation of diluted loss per share, or calculate the potential common shares from conversion, as the effects would have been anti-dilutive.

The shares presented above represent the maximum number of convertible shares which can be issued subject to the make-whole increase to the conversion rate upon certain events.

8 .	Convertible Notes
On May 11, 2020, in order to finance the Company’s commercial activities as well as for general corporate purposes, the Company entered into a Facility Agreement (the “Facility Agreement”) by and among the Company, as borrower, and Deerfield Partners, L.P. (“Deerfield”), as agent for itself and the lenders, providing for the issuance and sale by the Company to Deerfield of

$
65.0
 million of principal amount of
4.0
% unsecured senior convertible notes (the “Convertible Notes”) upon the terms and conditions set forth in the Facility Agreement (the “Deerfield Financing”).
The $65.0 million principal amount of the Convertible Notes is not payable until the maturity date of May 9, 2025, unless earlier converted or redeemed. The Convertible Notes are convertible into shares of the Company’s common stock, at a conversion rate of 64.3501 shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of $
15.54
.

The net proceeds from the sale of the Convertible Notes were approximately $62.0 million after deducting the expenses payable by the Company.
The Convertible Notes bear interest at 4.0% per annum, payable quarterly in arrears on July 1, October 1, January 1 and April 1 of each year, commencing July 1, 2020. The Convertible Notes are convertible at any time at the option of the holders thereof, provided that Deerfield is prohibited from converting the Convertible Notes into shares of common stock if, as a result of such conversion, the converting holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding (the “Beneficial Ownership Cap”). Pursuant to the Convertible Notes, the holders of the Convertible Notes have the option to demand repayment of all outstanding principal, any unpaid interest accrued thereon, and make
-
whole interest in connection with a Major Transaction (as defined in the Convertible Notes), which shall include, among others, any acquisition or other change of control of the Company; the sale or transfer of assets of the Company equal to more than 50% of the Enterprise Value (as defined in the Convertible Notes) of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time shares of the Company’s common stock are not listed on an Eligible Market (as defined in the Convertible Notes). The Facility Agreement contains certain specified events of default, the occurrence of which would entitle the holders of the Convertible Notes to immediately demand repayment of all outstanding principal and accrued interest on the Convertible Notes, together with a make-whole payment as determined pursuant to the Facility Agreement. Such events of default include, among others, failure to make any payment under the Convertible Notes when due, failure to observe or perform any covenant under the Facility Agreement or the other transaction documents related thereto (subject in certain cases to specified cure periods), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company and a material default by the Company under other indebtedness.
On or after the date that is the second anniversary of the issuance date, the Company may redeem up to $32.5 million of the
principal amount of Convertible Notes if:

•
the volume weighted average price of the common stock on each of any twenty (20) trading days during a period of thirty (30) consecutive trading days ending on the date which an optional redemption notice is delivered;

•	the volume weighted average price of the common stock on the last trading day of such period; and

•	the closing price of the common stock on the last trading day of such period, in each case, are greater than 150% of the conversion price.
On or after the date that is the third anniversary of the issuance date, the Company may redeem up to the entire $65.0 million original principal amount of Convertible Notes if:
•
the volume weighted average price of the common stock on each of any twenty (20) trading days during a period of thirty (30) consecutive trading days ending on the date which an optional redemption notice is delivered;

•	the volume weighted average price of the common stock on the last trading day of such period; and

•	the closing price of the common stock on the last trading day of such period, in each case, are greater than 200% of the conversion price.
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
See Note 5 for discussion on the rights and privileges of Series DF-1 Preferred Stock.
Upon any conversion of the Convertible Notes in connection with a major transaction, redemption of the Convertible Notes in connection with a major transaction or an optional redemption, holders of the Convertible Notes will also be entitled to a make-whole increase to the conversion rate or make-whole interest provision.
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

Certain
features in the Convertible Notes are accounted for as embedded derivatives
bifurcated from the principal balance of the
Convertible Notes. See
Note
4 for further discussion on the valuation
of
the
embedded
derivatives
.
Upon issuance, the fair value of the
embedded derivatives was $1.8 million
. A corresponding convertible debt discount and transaction costs of $1.8 million and $3.0 million, respectively were recorded on the issuance date and are netted against the principal amount of the convertible notes. Transaction costs related to the issuance of the convertible notes primarily comprised of underwriters’, legal, accounting and other professional fees.
As of June 30, 2020, the net carrying amount of the convertible notes is as follows:

June 30, 2020
Outstanding principal amount of convertible notes	$65,000
Unamortized debt discount and transaction costs	(4,722)
Fair value of embedded derivatives	3,596

Convertible notes, net	$63,874

The convertible debt discount and transaction costs are being amortized to expense over the term of the Notes, at an effective interest rate of approximately 5.8%. For the quarter ended June 30, 2020, the accretion
of the convertible debt discount and

amortization of debt
issuance costs was $0.1 million and was included in “Interest expense” in the condensed consolidated statement of operations. The accrued interest on the outstanding principal of $65.0 million as of June 30, 2020 was $0.4 million and was included in “Other current liabilities” on the condensed consolidated balance sheet.

9.	Commitments and Contingencies
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
Case No.
4:19-cv-02647,
against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorney’s fees. The Court appointed the lead plaintiff and set a schedule for initial motions and pleadings. By order dated June 19, 2020, the Court granted the Company’s motion to dismiss the amended complaint with leave to amend.
On
July 29, 20
20
, the plaintiff filed
a
n amended complaint. The Company believes this lawsuit is without merit and intends to vigorously defend against it. As of June 30, 2020, the Company has not recorded a contingent liability associated with this lawsuit, as the Company has not determined that a loss is probable. In addition, any possible loss or range of loss, cannot be reasonably estimated at this time.

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
Overview
We are a commercial drug delivery company transforming care for patients with ear, nose and throat (“ENT”) conditions. Our U.S. Food and Drug Administration (“FDA”) approved products are steroid releasing implants designed to treat adult patients suffering from chronic sinusitis, who are managed by ENT physicians. These products include our PROPEL
®
family of products (PROPEL
®
, PROPEL
®
Mini and PROPEL
®
Contour) and the SINUVA
®
(mometasone furoate) Sinus Implant. The PROPEL family of products are used in adult patients in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers (“ASC”) and SINUVA is designed to be used in the physician office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under a Premarket Approval (“PMA”) and SINUVA is a drug that was approved under a New Drug Application (“NDA”).
While our primary commercial focus is the U.S. market, both PROPEL and PROPEL Mini received CE Markings, permitting them to be marketed in Europe. Approximately 450,000 and 250,000 functional endoscopic sinus surgery (“FESS”) procedures are performed annually in the Asia Pacific and European regions, respectively. Our commercialization strategy will consider several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. Our initial focus is on Germany and the United Kingdom, where we are working to build our capabilities and develop the market. Going forward, we will continue to assess our capability to penetrate additional markets in Europe, the Asia Pacific and Japan.
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

•
PROPEL Contour is designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses in procedures performed in both the operating room and in the office setting of care. PROPEL Contour’s lower profile, hourglass shape and malleable delivery system are designed for use in the narrow and difficult to access sinus ostia. In PROPEL Contour’s pivotal clinical study, the product demonstrated a 65% relative reduction in the need for postoperative interventions in the frontal sinus ostia compared to surgery alone with standard postoperative care as well as a 63% reduction in occlusion and 73% reduction in the need for surgical interventions.

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
Our PROPEL family of products are used almost exclusively in the operating room of a hospital or ASC. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used almost exclusively in the office setting. We applied to the Centers for Medicare & Medicaid Services (“CMS”), for a product-specific J code for SINUVA, and in July 2019, the CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. The CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Subsequently, the CMS approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. The new C code described as “C9122 Mometasone furoate, sinus implant, 10 micrograms”, took effect on July 1, 2020. Pass-Through status lasts for three years. Prior to October 1, 2019, reimbursement submissions to cover the cost of SINUVA were reported to payors using the unassigned Healthcare Common Procedure Coding System (“HCPCS”) code J3490.
We continue to invest in research and development of new products and product improvements. We commenced a clinical trial in December 2018 of a new pipeline product, the investigational ASCEND drug-coated sinus balloon. The ASCEND study was a prospective, randomized, blinded, multi-center trial of 70 patients that assessed the safety and efficacy of our ASCEND product. The ASCEND product was randomized against an uncoated balloon and, similar to clinical studies for our PROPEL family of products, the primary endpoint was evaluated at 30 days. This study assessed the ASCEND product’s ability to improve patency rates, as well as a number of other endoscopic parameters. As the first trial of its kind for this product platform, we recognized that the outcomes of the ASCEND trial could require further clinical study to support a PMA approval with the FDA. The trial did not meet its primary endpoint of frontal sinus patency grade at day 30, as judged by an independent reviewer. The ASCEND study was designed to analyze the secondary endpoints if the primary endpoint passed, to help with the interpretation of the data and for use designing the subsequent pivotal study. The secondary endpoints were analyzed. The ASCEND product showed significant differences in several important secondary endpoints favoring the treatment side including reduction in inflammation and polypoid edema at all timepoints through day 30, as assessed by both the clinical investigators and the independent reviewer. There was also a notable reduction in the need for oral steroid interventions at day 30, as determined by the independent reviewer. There were no adverse events related to the drug component of the ASCEND balloon, and no device-related serious adverse events observed in the study. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. We plan to initiate the pivotal clinical study in 2021.
Impact of the
COVID-19
Pandemic
Prior to the
COVID-19
pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined towards the end of the first quarter and throughout the second quarter as the various
COVID-19
restrictions were implemented and remained in effect. However, we began to see meaningful change in the business environment towards the end of May with increased procedure volumes as select areas of the country emerged from shelter-in-place
orders and restrictions on elective medical procedures were eased. This trend continued in June as we continued to see improvements in the elective procedure market. Our business has and will be impacted by our patients’ decisions to undergo sinus surgeries as ENT ASC and office procedure volumes begin to recover and we resume our manufacturing operations as a result of the ease of certain restrictions of the shelter-in-place
orders issued by local and federal authorities. We continue to remain flexible in our approach to continuing our operations in light of rapidly developing laws and restrictions surrounding the
COVID-19
pandemic. While the second quarter did provide an improving business environment, the COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe.

As a result of the
COVID-19
pandemic and the impact of the various restrictions implemented, we have taken the following actions:

•
Protect Health and Safety: Virtually all roles where physical presence for manufacturing operations is not required remain working from home, based on state and county guidelines, and non-essential
business travel is limited.

•	Maintain Customer Focus: All patient-support teams remain available to assist customers and patients, while strictly adhering to applicable restrictions, safety precautions and procedures.

•
Reduce Costs: In response to the
COVID-19
pandemic, we took
pre-emptive
actions to curtail spending as revenues are and will continue to be materially impacted. We have also considered the incremental costs of business operations during the pandemic and expect these costs to remain until the current crisis subsides. These cost reduction actions include a) reducing our workforce by approximately 25% and furloughing an additional 5% of our workforce, b) substantially reducing new hiring, c) suspending near-term production, d) reducing discretionary operating expenses and capital expenditures, and e) delaying clinical research projects. In total, these cost reduction activities are expected to yield $40.0 million in cash savings. Through the second quarter, we have realized approximately $15.0 million in savings and expect that we will be able to achieve the remainder of the savings by the end of the year. The cost savings have impacted and will continue to impact all expense categories with a proportionally higher impact on manufacturing operations and research and development expenses, driven by the suspension of production and the delay in clinical research projects. However, in absolute dollars, the largest cost savings were and will continue to be realized in selling, general and administrative expenses.

Components of Our Results of Operations
Revenue
Our revenue has been derived almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018. While performance until the end of February 2020 was relatively consistent with our expectations, our revenue substantially declined toward the end of the first quarter and throughout the second quarter as the various
COVID-19
restrictions were implemented. As office-based procedures began to increase in May, our performance had a positive upward trend toward the end of the second quarter. While our business has been impacted by hospitals suspending elective surgical procedures and reduced ENT office visits, we anticipate revenue growth in the second half of 2020 based on the increased elective procedure volumes and enrollment trends in May and June. Once the disruption from the
COVID-19
pandemic subsides, we expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to the impact of the
COVID-19
pandemic as well as seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. Revenue from SINUVA is recognized net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known.
Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2020 and 2019.
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
Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs and average selling prices. Towards the end of the first quarter and throughout the second quarter, manufacturing costs were negatively impacted by the mandatory shelter-in-place
order in effect in San Mateo County, California, which prevented us from using our manufacturing facility and our decision to suspend production until the third quarter of 2020. Idle facility expenses are charged to cost of goods sold in the period incurred. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as, and to the extent, production volume decreases.
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
Interest Expense
Interest expense consists primarily of the interest expense, accretion expense of debt discounts, and amortization of debt issuance costs associated with our Convertible Notes.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, changes in the fair value of embedded derivatives, and the effects of foreign exchange.
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
We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2020, as compared to the critical accounting policies described in our Annual Report on Form
10-K
for the year ended December 31, 2019, except as described below:
Inventories
Inventories are valued at the lower of cost, computed on
a first-in,
first-out
basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in overhead. During the three and six months ended June 30, 2020, as a result of a shut-down in production associated with the
COVID-19
pandemic for part of the first quarter and throughout the second quarter, we recorded $4.4 million and $5.5 million, respectively, for idle facility expense due to our inability to use our manufacturing facility due to the shelter-in-place
orders and our decision to suspend production until the third quarter of 2020. While the manufacturing remains shut-down or is below our normal capacity, we will continue to incur idle facility charges in future periods. We maintain provisions for excess and obsolete inventory based on our estimates of forecasted demand and, where applicable, product expiration. Due to a decline in projected product sales, we also increased our reserve for excess and obsolete inventory by $0.8 million during the six months ended June 30, 2020. There was no reserve for excess and obsolete inventory recorded during the three months ended June 30, 2020. We will continue to monitor the effect of the
COVID-19
pandemic on the business and will continue to reassess the need for inventory reserves in future periods.
Embedded Derivatives Related to Convertible Debt Instruments
The Convertible Notes due in 2025 have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by our company, or a sale of all or substantially all of our assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. We have utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The embedded features will be remeasured to fair value at each balance sheet date with a resulting gain or loss related to the change in the fair value being recorded to “Other Income (Expense), net” on the condensed consolidated statement of operations. Changes in our assumptions, such as the estimated probability of triggering events, used to value the embedded derivatives could result in material changes in the valuation in future periods. At June 30, 2020, the fair value of the embedded derivatives was $3.6 million and has been presented together with the Convertible Notes host instrument on the condensed consolidated balance sheet.

Recent Accounting Pronouncements
See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the six months ended June 30, 2020.
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands, expect percentages)
Revenue	$9,780	$26,659	$29,606	$53,332
Cost of sales	7,357	5,046	13,767	9,691

Gross profit	2,423	21,613	15,839	43,641
Gross margin	25%	81%	53%	82%

Operating expenses:
Selling, general and administrative	19,497	27,611	45,697	54,818
Research and development	4,018	6,041	9,164	12,307

Total operating expenses	23,515	33,652	54,861	67,125

Loss from operations	(21,092)	(12,039)	(39,022)	(23,484)
Interest expense	(486)	—	(486)	—
Other income (expense), net	(1,546)	655	(1,149)	1,295

Net loss	$(23,124)	$(11,384)	$(40,657)	$(22,189)

Comparison of the Three and Six Months ended June 30, 2020 and 2019
Revenue

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		Change $	Change %	Change $	Change %
	2020	2019	2020	2019	2020 to 2019	2020 to 2019	2020 to 2019	2020 to 2019
(in thousands, except percentages)
PROPEL family of products	$9,481	$25,563	$28,571	$51,295	$(16,082)	(63)%	$(22,724)	(44)%
SINUVA	299	1,096	1,035	2,037	(797)	(73)%	(1,002)	(49)%

	$9,780	$26,659	$29,606	$53,332	$(16,879)	(63)%	$(23,726)	(44)%

Revenue decreased by $16.9 million, or 63%, to $9.8 million during the three months ended June 30, 2020, compared to $26.7 million during the three months ended June 30, 2019, and decreased by $23.7 million, or 44%, to $29.6 million during the six months ended June 30, 2020, compared to $53.3 million during the six months ended June 30, 2019. The decrease in revenue for the three months ended June 30, 2020 was due to a 63% decline in PROPEL sales as well as a 73% decline in SINUVA sales. The decrease in revenue for the six months ended June 30, 2020 was due to a 44% decline in PROPEL sales as well as a 49% decrease in SINUVA sales. SINUVA unit sales decreased by 71% and 47% in the three and six months ended June 30, 2020, respectively along with a 7% decrease and 4% decrease in net revenue per unit, respectively, from three and six months ended June 30, 2019. Lower PROPEL revenue for the three months ended June 30, 2020 resulted from a 64% decrease in unit sales, slightly offset by a 2% increase in average selling price. Lower PROPEL revenue for the six months ended June 30, 2020 resulted from a 46% decrease in unit sales, slightly offset by a 3% increase in average selling price. The decrease in unit sales for both PROPEL and SINUVA were driven by significant reduction in demand due to the impact of the
COVID-19
pandemic.
Based on current elective procedure volumes and enrollment trends, we expect revenue growth during the second half of 2020 from second quarter 2020 levels. While we cannot predict the extent or duration of the impact of the
COVID-19
pandemic on our financial and operating results, we believe that a recovery in procedures will begin in the second half of 2020, and that most patients will return for treatment.

Cost of Sales and Gross Margin
Cost of sales increased by $2.3 million, or 46%, to $7.4 million during the three months ended June 30, 2020, compared to $5.0 million during the three months ended June 30, 2019, and increased by $4.1 million, or 42%, to $13.8 million during the six months ended June 30, 2020, compared to $9.7 million during the six months ended June 30, 2019. The increased cost of sales was primarily attributable to charges related to our inability to use our manufacturing facility due to the shelter-in-place
order and our decision to suspend production until the third quarter of 2020. Also, for the six months ended June 30, 2020, the increase was attributable to $0.8 million in additional charges related to excess and obsolete inventory in response to the estimated impacts of the
COVID-19
pandemic. There was no reserve for excess and obsolete inventory recorded in the three months ended June 30, 2020. For both periods, the increase was partially offset by lower unit sales.
Gross margin for the three months ended June 30, 2020, decreased to 25%, compared to 81% for the three months ended June 30, 2019, and decreased to 53% compared to 82% for the six months ended June 30, 2019. While the gross margin for our products through the end of February 2020 was relatively consistent with our expectations, the decrease in gross margin was primarily attributable to an increase in cost of sales due to charges related to the impacts of
COVID-19.
The amount of these charges was approximately $4.4 million and $6.3 million, representing an effect on our gross margin of approximately 45% and 21% for the three and six months ended June 30, 2020, respectively.
As a result of the increase in procedure volumes and enrollments toward the end of May, we anticipate that there will be sequential revenue growth in the second half of 2020 from current quarter levels. With the expected increase in demand and resumption of our manufacturing activities in the third quarter, we expect a meaningful reduction in the idle facility expense incurred in the first half of 2020. However, until we return to manufacturing at normal capacity levels, idle facility expense could still be incurred in future periods until the current crisis subsides. We cannot reliably estimate the extent to which the
COVID-19
pandemic will impact the cost of sales and gross margin for our products beyond the end of 2020.
Selling, General and Administrative Expenses
SG&A expenses decreased by $8.1 million, or 29%, to $19.5 million during the three months ended June 30, 2020, compared to $27.6 million during the three months ended June 30, 2019, and decreased by $9.1 million, or 17%, to $45.7 million during the six months ended June 30, 2020, compared to $54.8 million during the six months ended June 30, 2019. The decreases in SG&A expenses were primarily due to decreases in headcount and related expenses as a result of cost reduction measures taken in the first quarter of 2020, in addition to lower sales commissions from reduced sales.
Our spending in the first quarter of 2020 reflected normal business activities while certain spending decreased in the second quarter of 2020 as a result of a reduction in demand and the impact of the cost reduction measures put in place in the current quarter. We expect the cost control measures to remain in place until the current crisis subsides. However, we will still continue to support our customers, physicians and patients.
Research and Development Expenses
R&D expenses decreased by $2.0 million, or 33%, to $4.0 million during the three months ended June 30, 2020, compared to $6.0 million during the three months ended June 30, 2019, and decreased by $3.1 million, or 26%, to $9.2 million during the six months ended June 30, 2020, compared to $12.3 million during the six months ended June 30, 2019. The decreases in R&D expenses were primarily due to decreases in headcount and related expenses as a result of cost reduction measures taken in the first quarter of 2020, as well as a delay of clinical efforts.
Certain spending will continue to decrease in the second half of 2020 as a result of the cost reduction measures put in place earlier this year as well as the uncertainty related to the timing of resuming our clinical trials due to the
COVID-19
pandemic.
Interest Expense
The increase in interest expense of $0.5 million for the three and six months ended June 30, 2020 was attributable to the newly issued convertible notes entered into during the second quarter.
Other Income (Expense), Net
Other income (expense), net, decreased by $2.2 million to $(1.5) million during the three months ended June 30, 2020, compared to $0.7 million during the three months ended June 30, 2019, and decreased by $2.4 million to $(1.1) million during the six months ended June 30, 2020, compared to $1.3 million during the six months ended June 30, 2019. The decrease in other income (expense), net was attributable to the change in fair value of embedded derivatives as well as significantly lower interest rates earned on our investments.
Liquidity and Capital Resources
Overview
As of June 30, 2020, we had cash, cash equivalents and short-term investments of $135.8 million, compared to cash, cash equivalents and short-term investments of $90.6 million as of December 31, 2019.

Cash Flows

	Six Months Ended June 30,
	2020	2019
(in thousands)
Net cash provided by (used in):
Operating activities	$(20,198)	$(15,868)
Investing activities	(36,786)	6,331
Financing activities	65,790	9,431

Net increase (decrease) in cash and cash equivalents	$8,806	$(106)

Net Cash Used in Operating Activities
During the six months ended June 30, 2020, net cash used in operating activities was $20.2 million, consisting primarily of a net loss of $40.7 million, offset by a decrease in net operating assets of $8.6 million and non-cash
charges of $11.9 million. The
non-cash
charges primarily consisted of stock-based compensation expense, change in fair value of embedded derivatives, and depreciation and amortization expense. The decrease in net operating assets is primarily attributable to a decrease in accounts receivable due to collections and a decrease in inventory due to the suspension of our manufacturing activities. The decrease was partially offset by a decrease in accrued compensation due to the payout of annual corporate bonuses as well as a decrease in accounts payable.
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
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2020, net cash used in investing activities was $36.8 million, consisting of net purchases of short-term investments of $36.3 million and purchases of property and equipment of $0.5 million.
During the six months ended June 30, 2019, net cash provided by investing activities was $6.3 million, consisting of net maturities of short-term investments, of $8.1 million, partially offset by purchases of property and equipment of $1.8 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $65.8 million, consisting of net proceeds from the issuance of convertible debt of $62.0 million and $3.8 million of net proceeds from common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
During the six months ended June 30, 2019, net cash provided by financing activities was $9.4 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
Liquidity
We currently believe that our existing cash, cash equivalents and short-term investments as of June 30, 2020, will be sufficient to meet our capital requirements and fund our operations for at least twelve months after the date these financial statements are issued. However, as a result of the
COVID-19
pandemic, we expect to increase our rate of cash consumption compared to the prior year as a result of decreased revenues. Also, in response to the
COVID-19
pandemic, we took
pre-emptive
actions to curtail spending as revenues are and will continue to be materially impacted. These cost reduction actions included a) furloughing and reducing our workforce by approximately 25%, b) substantially reducing new hiring, c) suspending near-term production, d) reducing discretionary operating expenses and capital expenditures, and e) delaying clinical research projects. In total, these cost reduction activities are expected to yield $40.0 million in cash savings. Through the second quarter we have realized approximately $15.0 million in savings, and expect that we will be able to achieve the remainder of the savings by the end of the year. In addition, during the second quarter of 2020, we entered into a Facility Agreement, providing for the issuance and sale of a $65.0 million principal amount of 4% Convertible Unsecured Senior Notes due in 2025. The net proceeds from the offering were $62.0 million after deducting the issuance costs payable by us.
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
Off-Balance
Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we were not a party to any off-balance
sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
On May 11, 2020, we entered into a facility agreement with Deerfield Partners L.P. (“Deerfield”) providing for the issuance and sale by our company to Deerfield of $65.0 million of principal amount of 4.0% unsecured senior convertible notes (the “Convertible Notes”). The Convertible Notes will mature on May 9, 2025 unless earlier converted or redeemed and are convertible into shares or our company’s common stock. The Convertible Notes bear interest at 4.0% per annum, payable quarterly in arrears on July 1, October 1, January 1 and April 1 of each year, commencing July 1, 2020. Apart from this transaction, our contractual obligations as of June 30, 2020, have not materially changed outside the ordinary course of business from December 31, 2019.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk as of June 30, 2020, has not materially changed from the disclosures included in our Annual Report on Form
10-K
for the year ended December 31, 2019, except as follows:
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to the $65.0 million of principal amount of Convertible Notes, bearing interest at 4.0% per annum with interest payable quarterly. The Convertible Notes will mature on May 9, 2025, unless earlier converted or redeemed in accordance with their terms. As of June 30, 2020, the entire principal amount was outstanding as well as $0.4 million in accrued interest. For our Convertible Notes, any changes in market interest rates will generally affect the fair value of the instrument, but not our earnings of cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In May 2019, a purported stockholder of our company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled
Yaron v. Intersect ENT, Inc., et al.,
Case No.
4:19-cv-02647,
against our company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that we and the individual officers made false and/or misleading statements about our business and seeks unspecified damages and attorney’s fees. The Court appointed the lead plaintiff and set a schedule for initial motions and pleadings. By order dated June 19, 2020, the Court granted our motion to dismiss the amended complaint with leave to amend. On July 29, 2020, the plaintiff filed an amended complaint. We believe this lawsuit is without merit and intend to vigorously defend against it.
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
Our business has been materially and adversely impacted by the Novel Coronavirus Disease 2019
(“COVID-19”)
and we are subject to continuing risks related to the
COVID-19
pandemic.
COVID-19
continues to spread worldwide and has been declared a pandemic by the World Health Organization. The devastating health impacts of
COVID-19
are proliferating at an unprecedented rate and the extent and duration of the pandemic is currently unknown. As a result of the
COVID-19
pandemic and the associated medical, social and economic restrictions that have been put in place, our customers suspended performing elective procedures, which is where our products are utilized, although we are experiencing a partial lifting of these suspensions. As a result, our sales have been materially and adversely affected. Further, our business has and will be impacted by hospitals continuing to suspend elective surgical procedures and reduced ear, nose and throat (“ENT”) Ambulatory Surgery Centers (“ASC”) and office procedures. While we have taken several measures in response to
COVID-19
and its effects on our employees, customers, their patients and our business, a prolonged duration and the ultimate impact of
COVID-19,
as well as many of the measures implemented to address the threat posed by
COVID-19,
has and will continue to materially affect our business.
Our sales are being, and we expect will continue to be, materially adversely impacted by
COVID-19.
We are a medical technology company that provides products used primarily for ENT elective procedures. As a result of
COVID-19,
numerous state and local jurisdictions have imposed
shelter-in-place
orders, and federal medical, health and safety governmental organizations, like the Centers for Disease Control and the Centers (“CDC”) for Medicare and Medicaid Services (“CMS”) have issued guidelines which have led to, among other measures, the severe limitation or curtailment of elective procedures. Although certain measures have been relaxed, increases in the rate of
COVID-19
cases may cause a tightening of these restrictions. We cannot predict when federal, state and local governments will lift these restrictions, nor when the CDC and other federal medical agencies will lift restrictions on elective procedures. These restrictions have caused, and we expect will continue to cause, severe reductions in demand for our products and corresponding sales revenue until the pandemic abates and the shelter-in-place
orders are lifted, and perhaps afterwards as people take time to resume normal activities.
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
Even as
shelter-in-place
orders and other restrictions are lifted, it is uncertain as to when elective procedures will return to their original levels or if they will return to their original levels at all. Further, some physicians may not feel comfortable performing, and some patients may not feel comfortable undergoing, such procedures. Alternatively, at the point that restrictions are lifted, in whole or in part, there may be an increased demand for our products as delayed procedures are scheduled and performed. As and when we recommence operations and sales functions, we may not be able to restart all such functions in a timely, efficient, or compliant fashion, or have sufficient resources to perform manufacturing and regulatory operations sufficient to meet such demand. As a result of the reduction in force and furloughing of some of our employees, we may face challenges as we restart our manufacturing and distribution operations, including the risk of further potential outbreaks of
COVID-19
cases. We may also experience production challenges as we restart our manufacturing lines, including supply chain issues, due to vendors’ potential inabilities to fulfill our orders, which may prevent us from having sufficient product in a timely manner to meet demand.

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
In addition to the above, the effects of the
COVID-19
pandemic may exacerbate the effects of many of the risks discussed below.
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2003. We incurred net losses of $40.7 million for the six months ended June 30, 2020, and $43.0 million and $22.9 million for the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $271.4 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
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
Effective January 1, 2017, the CMS assigned upper airway procedures, which includes sinus surgery, to a comprehensive Ambulatory Payment Classification (“APC”), for procedures performed in the hospital outpatient department setting. With this assignment, the reimbursement per case was set at a fixed amount regardless of the number of procedures performed during that encounter. As a result, for Medicare patients, while payment increased for encounters involving one or two procedures, payment for encounters with three or more procedures, which are commonly associated with the use of our products, declined significantly below the prior average reimbursement amount. Some commercial payors may peg their rates directly to Medicare rates or use these rates as a reference for facility contract negotiations. If, as a result of this CMS ruling, hospitals are unable to receive adequate reimbursement to support the use of our products, or if we are forced to lower the price we charge for our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. We cannot predict how pending and future healthcare legislation and regulations will impact our business and any changes that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.
A track record of adequate coverage and reimbursement is important for sales of our products in the office setting of care. Inadequate coverage and negative reimbursement policies for our products could affect their adoption and our future revenue.
We are early in our commercialization of SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies have been seeking reimbursement for the product using an unassigned J Code. We applied for a product-specific J code in the 2018 process, but it was not granted, and we reapplied in the 2019 process. In July 2019, the CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate, sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. The CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Subsequently, the CMS approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. The new C code described as “C9122 Mometasone furoate, sinus implant, 10 micrograms”, took effect on July 1, 2020. Pass-Through status lasts for three years. We have limited experience with these reimbursements and do not know how effective these approaches will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement codes are used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:

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
We focus our sales, marketing and education efforts primarily on ENT physicians. We train physicians on the patient population included in our labeling. Some physicians may choose to utilize our products on a subset of their patients such as patients with severe polyp disease that they deem at higher risk for postoperative complications. If we are not able to effectively demonstrate to those physicians that our products are beneficial in a broad range of patients on which they operate, their adoption of our products will be limited.
We train our physician customers on the proper techniques in using our devices to achieve the intended outcome. The successful use of our steroid releasing implants depends in large part on the physician’s adherence to the techniques that they are provided in our product labeling. In the event that physicians do not adhere to these techniques or if they perceive that our products are too cumbersome for them to use, we may have difficulty facilitating adoption. Additionally, physicians may develop their own techniques for use of our products during insertion and during the period in which the drug is delivered and is absorbed. For example, we are aware some physicians are removing our steroid releasing implants before all of the drug has been released into the surrounding tissue. While physicians were allowed to remove the implant at any time at their discretion in our clinical studies, early removal could lead to suboptimal outcomes. In addition, if physicians utilize our products in a manner that is inconsistent with how they were studied clinically, their outcomes may not be consistent with the outcomes achieved in our clinical studies, which may impact their perception of patient benefit and limit their adoption of our products.
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
Each ENT physician’s individual experience with our steroid releasing implants will vary, and we believe that physicians will compare actual long-term outcomes in their own practices using our steroid releasing implants against sinus surgery used in conjunction with traditional sinus packing techniques. A long-term, adequately-controlled clinical study comparing sinus surgery performed in conjunction with our steroid releasing implants against sinus surgery performed in conjunction with the variety of traditional sinus packing techniques incorporated by physicians would be expensive and time-consuming and we have not conducted, and are not currently planning to conduct, such a study. If the experience of physicians indicates that the use of our steroid releasing implants in functional endoscopic sinus surgery (“FESS”) is not as safe or effective as other treatment options or does not provide a lasting solution to patients with chronic sinusitis, adoption of our products may suffer, and our business would be harmed.
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
The active pharmaceutical ingredient (“API”) and a number of our critical components used in our steroid releasing implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, some extrusions and molded components, and some off-the-shelf
components. If a supplier delivers products of insufficient quality, it could lead to lot issues, failures or recalls. Our ability to supply our products commercially and to develop our product candidates depends, in part, on our ability to obtain these components in accordance with regulatory requirements and in sufficient quantities and quality for commercialization and clinical testing. We have entered into manufacturing, supply or service agreements with a number of our single source suppliers pursuant to which they supply the components we need. We are not certain that our single source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.
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
It is difficult for us to predict future performance. As we gain additional commercial experience, a number of factors over which we have limited control may contribute to fluctuations in our financial results, such as seasonal variations in revenue. Demand for our products may be impacted adversely by weather and the annual resetting of patient healthcare insurance plan deductibles, both of which may cause patients to delay or decline elective procedures such as FESS and SINUVA implantation. Demand may also be impacted by the seasonal nature of allergies and cold and flu season and the resultant onset of sinus-related symptoms. Other factors that may impact our quarterly results include:

•	the effects and duration of the COVID-19 pandemic;

•	ENT physician adoption of our steroid releasing implants;

•	ENT physician willingness to engage in the buy and bill process for SINUVA implants;

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
Clinical failure can occur at any stage of the testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical
testing in addition to those we have planned. In October 2019, we announced our ASCEND trial did not meet its primary endpoint of frontal sinus patency grade at day 30, as judged by an independent reviewer. The ASCEND study was designed to analyze the secondary endpoints if the primary endpoint passed, to help with interpretation of the data and for use designing the subsequent pivotal study. The secondary endpoints were analyzed. The ASCEND product showed significant differences in several important secondary endpoints favoring the treatment side including reduction in inflammation and polypoid edema at all timepoints through day 30, as assessed by both the clinical investigators and independent reviewer. There was also a notable reduction in the need for oral steroid interventions at day 30, as determined by the independent reviewer. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. The ASCEND study evaluated a clinical version of our drug-coated balloon and we are making enhancements to the product to support the ultimate commercial design. We are planning to conduct our pivotal clinical studies utilizing the version of the product we intend on commercializing.
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
On January 31, 2020, the UK withdrew from the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Under the withdrawal agreement between the UK and the EU, the UK will be subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules will continue to apply. During the Transition Period, negotiations between the UK and the EU are expected to continue in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Due to the current
COVID-19
global pandemic, negotiations between the UK and the EU scheduled for March, April, and May have either been postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the UK government that it will not be extended).
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
Our steroid releasing implants are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. The Premarket Approval (“PMA”) and New Drug Application (“NDA”) approval processes can be expensive and lengthy. Despite the time, effort and cost required to obtain approval, there can be no assurance that any product that we intend to commercialize in the future will be approved by the FDA or other agencies in a timely fashion, if at all.

Our currently marketed products are subject to Medical Device Reporting (“MDR”) and drug postmarketing safety reporting obligations, which require that we timely report any incidents to the FDA. In the European Union, our CE Marked products are subject to vigilance reporting.
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
If we participate in the Medicaid Drug Rebate Program, and other governmental pricing programs, we will be obligated to pay certain specified rebates and report pricing information with respect to SINUVA. Pricing and rebate calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. We cannot assure you that our submissions will not be found by the CMS to be incomplete or incorrect. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. The Medicaid rebate amount is computed each quarter based on our submission to the CMS of our current average manufacturer price, (“AMP”), and best price, (“BP”), for the quarter. If we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due, and the CMS may request or require restatements for earlier periods as well. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net
providers, under the Public Health Service’s 340B drug pricing program, or 340B, and under other similar government pricing programs
We will also be liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B refunds, if we are found to have knowingly submitted false AMP or BP information to the government, we may be liable for civil monetary penalties. If we are found to have made a misrepresentation in the reporting of our AMP, we may be liable for civil monetary penalties as well. Our failure to submit monthly or quarterly AMP and BP data on a timely basis could result in a civil monetary penalty for each day the information is late beyond the due date. Such failure also could be grounds for the CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that the CMS terminates our rebate agreement, federal payments may not be available under Medicaid for SINUVA. A final regulation imposes a civil monetary penalty for each instance of knowingly and intentionally charging a 340B covered entity more than the 340B ceiling price.
Federal law requires that a company must participate in the U.S. Department of Veterans Affairs (“VA”), Federal Supply Schedule (“FSS”), pricing program to be eligible to have its products paid for with federal funds. As part of this program, we are obligated to make SINUVA available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (“FCP”), to several federal agencies including the VA, the U.S. Department of Defense, the Public Health Service and the U.S. Coast Guard. The FCP is based on the
Non-Federal
Average Manufacturer Price
(“Non-FAMP”),
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
Notified Body, an organization accredited by a member state of the European Economic Area (“EEA”), which will audit and examine our quality system for the manufacture, design, and release of our products and confirm adherence with applicable regulatory requirements. If we fail to maintain CE Markings in accordance with these requirements, we would be precluded from selling our products in the EEA. Any such action or circumstance may harm our reputation and business, and could have an adverse effect on our business, results of operations and financial condition.
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

•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements, as well as comparable international privacy laws (e.g. the European Union’s General Data Protection Regulation, or GDPR), or localized privacy laws (e.g. the California Consumer Privacy Act of 2018, effective beginning January 2020, mirroring a number of the key provisions in the GDPR);

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
In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payments Sunshine Act that imposes annual reporting requirements on device and pharmaceutical manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Manufacturers are required to report to the CMS the detailed payment and transfers of value data and submit legal attestation to the accuracy of such data by the 90th day of each calendar year. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts, Vermont, Maine, Minnesota and New Jersey, impose restrictions on device and pharmaceutical manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.
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

The medical device excise tax was recently suspended by the Consolidated Appropriations Act of 2016 (“CAA”) for calendar years 2016 and 2017. In January 2018, the medical device excise tax suspension was extended for calendar years 2018 and 2019. Absent further congressional action the excise tax will be reinstated for medical device sales beginning January 1, 2020. The CAA also temporarily delays implementation of other taxes intended to help fund Affordable Care Act programs.
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
“Cadillac” tax on certain high cost employer-sponsored insurance plans, as well as the annual fee imposed on certain health insurance providers based on market share. Additionally, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based
shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (“BBA”) among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. We expect there will be additional challenges and amendments to the Affordable Care Act in the future.
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
Failure to comply with the United States Foreign Corrupt Practices Act (“FCPA”), and similar laws associated with any activities outside the United States could subject us to penalties and other adverse consequences.
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
Recent patent reform legislation may increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a
“first-to-invent”
system to a
“first-to-file”
system. Under a
“first-to-file”
system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office (“USPTO”), recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file
provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation may increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which may have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future that may lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications.
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
Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change
net operating losses, or NOLs, and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs and research and development credit carryforwards, even if we attain profitability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023.

Changes in generally accepted accounting principles may materially adversely affect our reported results of operation or financial condition.
From time to time, the Financial Accounting Standards Board (“FASB”) issues new accounting principles. Changes to existing rules, or changes to interpretations of existing rules, could lead to changes in our accounting policies and systems. Such changes could materially adversely affect our reported financial results and stock price.
Our debt obligations under our facility agreement with Deerfield could impair our financial condition and limit our operating flexibility.
Our indebtedness under our facility agreement with Deerfield could:

•	impair our ability to obtain financing or additional debt in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

•	impair our ability to access capital and credit markets on terms that are favorable to us;

•	have a material adverse effect on us if we fail to comply with financial and affirmative restrictive covenants and an event of default occurs as a result of a failure that is not cured or waived;

•	require us to dedicate a portion of our cash flow for interest payments, thereby reducing the availability of our cash flow to fund working capital and capital expenditures; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
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
We are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal control over financial reporting, and our auditors are required to express an opinion on the effectiveness of our internal controls, resulting in increased compliance fees. Our management assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
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
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.
To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Convertible Preferred Stock	8-K	001-36545	3.1	5/11/2020

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	6/15/2020

3.4	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014

4.2	Reference is made to Exhibits 3.1 through 3.4

4.3	Form of Convertible Note	8-K	001-36545	4.1	5/11/2020

10.1	Facility Agreement, dated as of May 11, 2020, by and among Intersect ENT, Inc., certain of Intersect ENT, Inc.’s subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P.	8-K	001-36545	10.1	5/11/2020

10.2	Registration Rights Agreement, dated as of May 11, 2020, by and among Intersect ENT, Inc. and Deerfield Partners, L.P.	8-K	001-36545	10.2	5/11/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: August 5, 2020	Intersect ENT, Inc. (Registrant)

/s/ Thomas A. West
Thomas A. West
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Richard A. Meier
Richard A. Meier
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)