Form 10-Q
period 2020-09-30
Intersect ENT, Inc.
filed 2020-11-02
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-36545
___________________________
INTERSECT ENT, INC.
(Exact name of registrant as specified in its charter)
___________________________
Delaware
(State or other jurisdiction of
incorporation or organization)
1555 Adams Drive
Menlo Park, California
(Address of principal executive offices)
20-0280837
(I.R.S. Employer
Identification Number)
94025
(Zip Code)

Registrant’s telephone number, including area code: (650) 641-2100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading symbol(s)	Name of Exchange on Which registered:
Common Stock, 0.001 par value	XENT	The Nasdaq Global Market
___________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares of common stock outstanding as of October 26, 2020 were 32,719,014.

INTERSECT ENT, INC.
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERSECT ENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$56,891	$20,652
Short-term investments	73,815	69,986
Accounts receivable, net	11,880	19,113
Inventories, net	11,158	17,000
Prepaid expenses and other current assets	2,921	2,300
Total current assets	156,665	129,051
Property and equipment, net	5,555	6,312
Operating lease right-of-use assets	10,357	11,980
Other non-current assets	560	559
Total assets	$173,137	$147,902
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,589	$4,056
Accrued compensation	10,839	12,717
Other current liabilities	4,349	2,163
Total current liabilities	19,777	18,936
Operating lease liabilities	8,985	10,886
Convertible notes, net	62,975	—
Other non-current liabilities	22	22
Total liabilities	91,759	29,844
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares: 9,994 at September 30, 2020 and 10,000 at December 31, 2019; Issued and outstanding shares: none	—	—
Series DF-1 convertible preferred stock, $0.001 par value; Authorized shares: 6 at September 30, 2020 and none at December 31, 2019; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000; Issued and outstanding shares: 32,716 at September 30, 2020 and 32,235 at December 31, 2019	33	32
Additional paid-in capital	364,201	348,729
Accumulated other comprehensive income	22	53
Accumulated deficit	(282,878)	(230,756)
Total stockholders’ equity	81,378	118,058
Total liabilities and stockholders’ equity	$173,137	$147,902
(1)Amounts have been derived from the December 31, 2019 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$22,720	$24,056	$52,326	$77,388
Cost of sales	7,845	4,876	21,612	14,567
Gross profit	14,875	19,180	30,714	62,821
Operating expenses:
Selling, general and administrative	21,702	26,429	67,399	81,247
Research and development	4,551	6,145	13,715	18,452
Total operating expenses	26,253	32,574	81,114	99,699
Loss from operations	(11,378)	(13,394)	(50,400)	(36,878)
Interest expense	(886)	—	(1,372)	—
Other income (expense), net	799	546	(350)	1,841
Net loss	(11,465)	(12,848)	(52,122)	(35,037)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net	(73)	(3)	(31)	135
Comprehensive loss	$(11,538)	$(12,851)	$(52,153)	$(34,902)
Net loss per share, basic and diluted	$(0.35)	$(0.41)	$(1.60)	$(1.12)

Weighted average common shares used to compute net loss per share, basic and diluted	32,695	31,483	32,552	31,256
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	32,235	$32	$348,729	$53	$(230,756)	$118,058
Issuance of common stock and exercise of stock options	302	1	3,100	—	—	3,101
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized loss on short-term investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(17,533)	(17,533)
Balance at March 31, 2020	32,537	33	356,082	34	(248,289)	107,860
Issuance of common stock and exercise of stock options	108	—	728	—	—	728
Stock-based compensation expense	—	—	3,586	—	—	3,586
Unrealized gain on short-term investments	—	—	—	61	—	61
Net loss	—	—	—	—	(23,124)	(23,124)
Balance at June 30, 2020	32,645	33	360,396	95	(271,413)	89,111
Issuance of common stock and exercise of stock options	71	—	276	—	—	276
Stock-based compensation expense	—	—	3,529	—	—	3,529
Unrealized loss on short-term investments	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(11,465)	(11,465)
Balance at September 30, 2020	32,716	$33	$364,201	$22	$(282,878)	$81,378

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont'd)
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

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(52,122)	$(35,037)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,467	1,986
Non-cash lease expense	1,623	853
Stock-based compensation expense	11,642	14,615
Amortization of net investment premium (discount)	71	(1,050)
Amortization of debt transaction costs and accretion of debt discount	339	—
Change in fair value of embedded derivatives	795	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,233	6,373
Inventories, net	5,568	(4,997)
Prepaid expenses and other assets	(634)	(1,066)
Accounts payable	555	(771)
Accrued compensation	(1,878)	374
Other liabilities	287	(1,238)
Net cash used in operating activities	(25,054)	(19,958)
Investing activities:
Purchases of short-term investments	(108,831)	(97,863)
Maturities of short-term investments	70,106	111,485
Proceeds from sale of short-term investments	34,794	—
Purchases of property and equipment	(722)	(2,613)
Net cash provided by (used in) investing activities	(4,653)	11,009
Financing activities:
Proceeds from debt financing, net of issuance costs	61,841	—
Proceeds from issuance of common stock and exercise of stock options	4,105	9,839
Net cash provided by financing activities	65,946	9,839
Net increase in cash and cash equivalents	36,239	890
Cash and cash equivalents:
Beginning of the period	20,652	9,464
End of the period	$56,891	$10,354
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease obligations	$—	$117
Property and equipment included in accounts payable	82	370
Lessor funded building improvements	—	152
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
The interim financial data as of September 30, 2020, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2020 and 2019. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019 filed with the SEC on February 27, 2020.
Reclassifications
Certain prior year amounts associated with finished goods inventory have been reclassified to work-in-process inventory to conform to the current year presentation. These reclassifications had no impact on net earnings or financial position.
Risks and Uncertainties
The Company is subject to risks and uncertainties resulting from the COVID-19 pandemic. The Company cannot predict the extent or duration of the impact of the COVID-19 pandemic on its financial and operating results, as the information regarding the current environment is evolving rapidly. The Company’s business has been and will be impacted by its patients’ decisions to undergo sinus surgeries as ENT ASC and office procedure volumes recover, and as the Company resumed its manufacturing operations as a result of the ease of certain restrictions of the shelter-in-place orders issued by local and federal authorities. Furthermore, the COVID-19 pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its revenue related allowances, the allowance for doubtful accounts, inventory, common stock valuation and related stock-based compensation expense, leases, valuation of embedded derivatives associated with the Company’s Convertible Notes (see Note 8) as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the currently anticipated impact of the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Accounting Pronouncements
Recently Adopted Accounting Standards
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

Recent Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarified and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in 2021. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2019-12 on its condensed consolidated financial statements, but does not expect the adoption to have a material impact.

In August 2020, the FASB issued ASU No. 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). ASU 2020-06 modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 will become effective for the Company beginning in 2022. Early adoption is permitted, but no earlier than the beginning of 2021. The Company is evaluating the impact of the adoption of ASU 2020-06 on its condensed consolidated financial statements, but does not expect the adoption to have a material impact.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables- Nonrefundable Fees and Other Costs ("ASU 2020-08"). ASU 2020-08 clarifies the accounting for the amortization period for certain purchased callable debt securities held at a premium by giving consideration to securities which have multiple call dates. ASU 2020-08 will become effective for the Company beginning in 2021. Early adoption is not permitted. The Company is evaluating the impact of the adoption of ASU 2020-08 on its condensed consolidated financial statements, but does not expect the adoption to have a material impact.

Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, except as described below:
Inventories
Inventories are valued at the lower of cost, computed on a first-in, first-out basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in allocable overhead. During the first half of 2020, as a result of a shut-down in production associated with the COVID-19 pandemic for part of the first quarter and throughout the second quarter, the Company recorded $5.5 million for idle facility expense due to its inability to use its manufacturing facility due to the shelter-in-place orders and the Company’s decision to suspend production until the third quarter of 2020. When production resumed, the Company recorded an additional $0.6 million in idle facility expense in the third quarter of 2020 due to subnormal production levels. In periods where the manufacturing is below the Company’s normal capacity, the Company will record idle facility charges. The Company maintains provisions for excess and obsolete inventory based on its estimates of forecasted demand and, where applicable, product expiration. Due to a decline in projected product sales, the Company also increased its reserve for excess and obsolete inventory by $0.8 million during the first quarter of 2020. The Company will continue to monitor the effect of the COVID-19 pandemic on the business and will continue to reassess the need for inventory reserves in future periods.
Credit Losses
The Company is exposed to credit losses primarily through receivables from customers and distribution partners and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status, and the financial condition of its customers. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified specific risk of default. General allowance amounts are established based upon the Company’s assessment of expected credit losses for its receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and increased the overall reserve for credit losses by $0.1 million for the nine months ended September 30, 2020.
Restructuring Activities
During the nine months ended September 30, 2020, as a response to the COVID-19 pandemic, the Company took pre-emptive actions to curtail spending as its business, revenues, and cash flows have been and are expected to be significantly impacted by the suspension of medical procedures involving its products. These actions included reducing its workforce by 96 employees, or approximately 25% of its workforce. In addition, the Company furloughed 18 employees, or approximately 5% of its workforce, and provided for the cost of certain benefits for those employees while furloughed. The charges related to these actions, including severance benefits for terminated employees and the benefits for furloughed employees, were approximately $0.2 million for the nine months ended September 30, 2020. The restructuring activities are substantially complete and there are no remaining accrued liabilities related to restructuring activities as of September 30, 2020.
Embedded Derivatives Related to Convertible Debt Instruments
Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument and classified accordingly depending on the specific terms of the agreement. The embedded features are remeasured to fair value at each balance sheet date with a resulting gain or loss related to the change in the fair value being recorded to “Other Income (Expense), net” on the condensed consolidated statements of operations. Changes in the Company’s assumptions, such as the estimated probability of triggering events and its stock price, used to value the embedded derivatives could result in material changes in the valuation in future periods.

3.    Composition of Certain Financial Statement Items
Accounts receivable, net (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$12,093	$19,244
Allowance for doubtful accounts	(213)	(131)
	$11,880	$19,113
Inventories, net (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$1,626	$2,830
Work-in-process	4,199	5,878
Finished goods	5,333	8,292
	$11,158	$17,000
Capitalized stock-based compensation expense of $0.6 million and $0.9 million was included in inventory as of September 30, 2020 and December 31, 2019, respectively.
Operating lease liabilities (in thousands):

	September 30, 2020	December 31, 2019
Current portion presented in other current liabilities	$2,493	$1,336
Noncurrent portion presented in operating lease liabilities	8,985	10,886
	$11,478	$12,222
Revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PROPEL family of products	$21,051	$22,962	$49,622	$74,257
SINUVA	1,669	1,094	2,704	3,131
	$22,720	$24,056	$52,326	$77,388

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
The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate as well as a convertible lattice model for the embedded features. As of September 30, 2020, the fair value of the Company’s Convertible Notes (see Note 8) was $78.7 million.
Cash, Cash Equivalents and Short-term Investments
The following is a summary of cash, cash equivalents and short-term investments, by type of instrument measured at fair value on a recurring basis (in thousands):

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
September 30, 2020		Gains	Losses
Level 1:
Cash	$47,313	$—	$—	$47,313	$47,313	$—
Money market funds	9,578	—	—	9,578	9,578	—
	56,891	—	—	56,891	56,891	—
Level 2:
U.S. treasury bills	40,912	7	—	40,919	—	40,919
Corporate debt securities	8,379	4	—	8,383	—	8,383
U.S. government agency bonds	23,007	6	—	23,013	—	23,013
Commercial paper	1,495	5	—	1,500	—	1,500
	73,793	22	—	73,815	—	73,815
	$130,684	$22	$—	$130,706	$56,891	$73,815

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2019		Gains	Losses
Level 1:
Cash	$11,885	$—	$—	$11,885	$11,885	$—
Money market funds	8,767	—	—	8,767	8,767	—
	20,652	—	—	20,652	20,652	—
Level 2:
Corporate debt securities	50,137	33	(1)	50,169	—	50,169
Commercial paper	19,796	21	—	19,817	—	19,817
	69,933	54	(1)	69,986	—	69,986
	$90,585	$54	$(1)	$90,638	$20,652	$69,986
There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2020 and year ended December 31, 2019.
As of September 30, 2020 and December 31, 2019, the Company had no investments with a remaining maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2020 and year ended December 31, 2019. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. The Company concluded that any unrealized losses on investments as of September 30, 2020 were not attributed to credit.
Convertible Notes Embedded Derivatives

The Convertible Notes due in 2025 (see Note 8) have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by the Company, or a sale of all or substantially all of the Company’s assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. The Company has utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The fair value measurements of the embedded derivatives are classified as Level 3 financial instruments. At September 30, 2020, the fair value of the embedded features was $2.6 million and has been presented together with the Convertible Notes host instrument on the condensed consolidated balance sheets. Changes in the fair value of the Company’s Level 3 liabilities were as follows:

September 30, 2020
Balance at December 31, 2019	$—
Additions	1,800
Fair value adjustment	795
Balance at September 30, 2020	$2,595

The change in fair value of embedded derivatives for the three and nine months ended September 30, 2020 was a $1.0 million gain and $0.8 million loss, respectively, which was recorded in "Other Income (Expense), net" on the Company's condensed consolidated statements of operations.
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
6.    Stock-based Compensation Expense
2014 Equity Incentive Plan
In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2020, the total number of shares of common stock reserved for issuance increased by 967,064 shares to 9,934,768 shares reserved since the inception of the 2014 Plan. At September 30, 2020, 3,391,263 shares remained available for issuance.
A summary of the Company’s stock option activity and related information (options in thousands):

	Nine Months Ended September 30, 2020
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,636	$23.71
Granted	895	21.87
Exercised	(208)	16.49
Forfeited	(823)	27.89
Outstanding, end of period	3,500	22.68
Exercisable	1,754	22.17

As of September 30, 2020, included in the outstanding options was an option subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. As of September 30, 2020, these stock options remain unvested.
The aggregate pre-tax intrinsic value of options outstanding was $2.8 million and options outstanding and exercisable was $2.1 million, the weighted-average remaining contractual term of options outstanding was 7.8 years and options outstanding and exercisable was 6.6 years. The aggregate pre-tax intrinsic value of options exercised was $1.3 million and $8.8 million during the nine months ended September 30, 2020 and 2019, respectively.
A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Nine Months Ended September 30, 2020
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	511	$25.62
Awarded	294	24.03
Vested	(202)	24.18
Forfeited	(119)	28.39
Outstanding, end of period	484	24.57
As of September 30, 2020, the aggregate pre-tax intrinsic value of RSUs outstanding was $7.9 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was 1.9 years.
The Company also offers Performance Stock Units (“PSUs”), subject to both service and market-based vesting conditions. A summary of the Company’s PSU activity and related information (PSUs in thousands):

	Nine Months Ended September 30, 2020
	PSUs	Weighted Average Fair Value
Outstanding, beginning of period	89	$14.22
Awarded	103	17.28
Forfeited	(19)	17.28
Outstanding, end of period	173	15.70
As of September 30, 2020, the aggregate pre-tax intrinsic value of PSUs outstanding was $2.8 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of PSUs outstanding was 2.3 years.
Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$446	$354	$1,221	$836
Selling, general and administrative	2,790	4,021	9,204	11,435
Research and development	417	874	1,217	2,344
	$3,653	$5,249	$11,642	$14,615
As of September 30, 2020, the amount of unearned stock-based compensation currently estimated to be expensed through the year 2024 related to unvested employee stock-based awards was $28.0 million and the weighted average period over which the unearned stock-based compensation is expected to be recognized was 2.4 years.
2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”) since the inception of the 2014 ESPP. At September 30, 2020, 959,970 shares remained available for issuance and a total of 70,817 shares were issued during the nine months ended September 30, 2020.
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
The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock options	3,073	3,817	3,073	3,817
Market-based performance stock options	427	427	427	427
Restricted stock units	484	606	484	606
Market-based performance stock units	173	—	173	—
Employee stock purchase plan shares	72	75	72	75
Stock issuable upon conversion of convertible note	6,309	—	6,309	—
	10,538	4,925	10,538	4,925
The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the three and nine months ended September 30, 2020 to eliminate any interest expense related to the Convertible Notes (see Note 8) in the computation of diluted loss per share, or calculate the potential common shares from conversion, as the effects would have been anti-dilutive. The shares presented above represent the maximum number of convertible shares which can be issued subject to the make-whole increase to the conversion rate upon certain events.
8.    Convertible Notes
On May 11, 2020, in order to finance the Company’s commercial activities as well as for general corporate purposes, the Company entered into a Facility Agreement (the “Facility Agreement”) by and among the Company, as borrower, and Deerfield Partners, L.P. (“Deerfield”), as agent for itself and the lenders, providing for the issuance and sale by the Company to Deerfield of $65.0 million of principal amount of 4.0% unsecured senior convertible notes (the “Convertible Notes”) upon the terms and conditions set forth in the Facility Agreement (the “Deerfield Financing”). The $65.0 million principal amount of the Convertible Notes is not payable until the maturity date of May 9, 2025, unless earlier converted or redeemed. The Convertible Notes are convertible into shares of the Company’s common stock, at a conversion rate of 64.3501 shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of $15.54. The net proceeds from the sale of the Convertible Notes were approximately $61.8 million after deducting the expenses payable by the Company.
The Convertible Notes bear interest at 4.0% per annum, payable quarterly in arrears on July 1, October 1, January 1 and April 1 of each year, commencing July 1, 2020. The Convertible Notes are convertible at any time at the option of the holders thereof, provided that Deerfield is prohibited from converting the Convertible Notes into shares of common stock if, as a result of such conversion, the converting holder (together with certain affiliates and “group” members) would beneficially own more than 4.985% of the total number of shares of common stock then issued and outstanding (the “Beneficial Ownership Cap”). Pursuant to the Convertible Notes, the holders of the Convertible Notes have the option to demand repayment of all outstanding principal, any unpaid interest accrued thereon, and make-whole interest in connection with a Major Transaction (as defined in the Convertible Notes), which shall include, among others, any acquisition or other change of control of the Company; the sale or transfer of assets of the Company equal to more than 50% of the Enterprise Value (as defined in the Convertible Notes) of the Company; a liquidation, bankruptcy or other dissolution of the Company; or if at any time shares of the Company’s common stock are not listed on an Eligible Market (as defined in the Convertible Notes). The Facility Agreement contains certain specified events of default, the occurrence of which would entitle the holders of the Convertible Notes to immediately demand repayment of all outstanding principal and accrued interest on the Convertible Notes, together with a make-whole payment as determined pursuant to the Facility Agreement. Such events of default include, among others, failure to make any payment under the Convertible Notes when due, failure to observe or perform any covenant under the Facility Agreement or the other transaction documents related thereto (subject in certain cases to specified cure periods), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company and a material default by the Company under other indebtedness.
On or after the date that is the second anniversary of the issuance date, the Company may redeem up to $32.5 million of the principal amount of Convertible Notes if:
•the volume weighted average price of the common stock on each of any twenty (20) trading days during a period of thirty (30) consecutive trading days ending on the date which an optional redemption notice is delivered;
•the volume weighted average price of the common stock on the last trading day of such period; and
•the closing price of the common stock on the last trading day of such period, in each case, are greater than 150% of the conversion price.
On or after the date that is the third anniversary of the issuance date, the Company may redeem up to the entire $65.0 million original principal amount of Convertible Notes if:
•the volume weighted average price of the common stock on each of any twenty (20) trading days during a period of thirty (30) consecutive trading days ending on the date which an optional redemption notice is delivered;
•the volume weighted average price of the common stock on the last trading day of such period; and
•the closing price of the common stock on the last trading day of such period, in each case, are greater than 200% of the conversion price.
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
Certain features in the Convertible Notes are accounted for as embedded derivatives bifurcated from the principal balance of the Convertible Notes. See Note 4 for further discussion on the valuation of the embedded derivatives.
Upon issuance, the fair value of the embedded derivatives was $1.8 million. A corresponding convertible debt discount and transaction costs of $1.8 million and $3.0 million, respectively were recorded on the issuance date and are netted against the principal amount of the convertible notes. During the three months ended September 30, 2020, an additional $0.2 million of transaction costs were recorded and netted against the principal amount of the convertible notes. Transaction costs related to the issuance of the convertible notes primarily comprised of underwriters’, legal, accounting and other professional fees.

As of September 30, 2020, the net carrying amount of the convertible notes is as follows:

September 30, 2020
Outstanding principal amount of convertible notes	$65,000
Unamortized debt discount and transaction costs	(4,620)
Fair value of embedded derivatives	2,595
Convertible notes, net	$62,975
The convertible debt discount and transaction costs are being amortized to expense over the term of the Notes. For the three and nine months ended September 30, 2020, the accretion of the convertible debt discount and amortization of debt issuance costs was $0.2 million and $0.3 million, respectively, and was included in “Interest expense” in the condensed consolidated statements of operations. The accrued interest on the outstanding principal of $65.0 million as of September 30, 2020 was $0.7 million and was included in “Other current liabilities” on the condensed consolidated balance sheets.
9.    Commitments and Contingencies
Litigation
The Company may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in the Company’s estimation, it may record reserves in its financial statements for pending litigation and other claims.
In May 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled Yaron v. Intersect ENT, Inc., et al.,Case No. 4:19-cv-02647, against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorney’s fees. The Court appointed the lead plaintiff and set a schedule for initial motions and pleadings. By order dated June 19, 2020, the Court granted the Company’s motion to dismiss the amended complaint with leave to amend. On July 29, 2020, the plaintiff filed an amended complaint. The Company believes this lawsuit is without merit and intends to vigorously defend against it. As of September 30, 2020, the Company has accrued anticipated settlement costs associated with this lawsuit of $0.4 million which is recorded in "Other current liabilities" on the condensed consolidated balance sheets.
10.    Subsequent Events
On October 2, 2020, in accordance with the terms of the sale and purchase agreement (the "Purchase Agreement"), the Company acquired Fiagon AG Medical Technologies ("Fiagon"). Fiagon develops, and commercializes globally, innovative electromagnetic surgical navigation systems and an associated suite of surgical tools targeted to the ENT surgical space. Pursuant to the terms of the Purchase Agreement, the Company indirectly acquired all of the outstanding equity interests of subsidiaries of Fiagon, including Fiagon GmbH and Fiagon NA Corporation (such subsidiaries, together with Fiagon, the "Fiagon Group" and, such acquisition, the "Acquisition").
The aggregate consideration payable in exchange for all of the outstanding equity interests of the Fiagon Group is €60.0 million, subject to adjustments set forth in the Purchase Agreement (the "Cash Consideration"). Under the terms of the Purchase Agreement, the Company made an initial €15.0 million payment at the time of closing of the Acquisition, and the Company committed to make €15.0 million annual payments for each of the subsequent three years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. All forward-looking statements are based upon our current expectations and various assumptions. In addition, forward-looking statements include the impact that the COVID-19 pandemic will have on our business, and our belief that we will be able to return to revenue growth as the current crisis subsides. Further, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements and statements regarding our beliefs involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in these statements. Such risks and uncertainties include: the duration and severity of the COVID-19 pandemic is unknown and could continue, and be more severe than we currently expect; the unknown state of the U.S. economy following the pandemic; the level of demand for our products as the pandemic subsides, and the time it will take for the economy to recover from the pandemic; and among others, those discussed in “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed consolidated financial statements, related notes and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of these statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report, as well as our financial statements and related notes included in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on February 27, 2020.
When we refer to “we,” “our,” “us” or “Intersect ENT” in this Quarterly Report on Form 10-Q, we mean Intersect ENT, Inc., unless otherwise expressly stated or the context otherwise requires.
Overview
We are a commercial drug delivery company transforming care for patients with ear, nose and throat (“ENT”) conditions. Our U.S. Food and Drug Administration (“FDA”) approved products are steroid releasing implants designed to treat adult patients suffering from chronic sinusitis who are managed by ENT physicians. These products include our PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in adult patients in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers (“ASC”) and SINUVA is designed to be used in the physician office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under a Premarket Approval (“PMA”) and SINUVA is a drug that was approved under a New Drug Application (“NDA”).
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
•PROPEL is a self-expanding implant designed to conform to and hold open the surgically enlarged sinus while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days and is absorbed into the body over a period of approximately six weeks. PROPEL clinical outcomes have been reported in a meta-analysis of prospective, multicenter, randomized, controlled, double-blind clinical studies to improve surgical outcomes, demonstrating a 35% relative reduction in the need for postoperative interventions compared to surgery alone. A physician may treat a patient with PROPEL by inserting it into the ethmoid sinuses.
•PROPEL Mini is a smaller version of PROPEL and is approved for use in both the ethmoid and frontal sinuses. PROPEL Mini is preferentially used by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures. PROPEL Mini has also been shown by our clinical studies to reduce the need for postoperative interventions, including a 38% relative reduction in the need for postoperative interventions in the frontal sinus, compared to surgery alone with standard postoperative care.
•PROPEL Contour is designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses in procedures performed in both the operating room and in the office setting of care. PROPEL Contour’s lower profile, hourglass shape and malleable delivery system are designed for use in the narrow and difficult to access sinus ostia. In PROPEL Contour’s pivotal clinical study, the product demonstrated a 65% relative reduction in the need for postoperative interventions in the frontal sinus ostia compared to surgery alone with standard postoperative care as well as a 63% reduction in occlusion and 73% reduction in the need for surgical interventions.
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
On October 2, 2020, in accordance with the terms of the sale and purchase agreement (the "Purchase Agreement"), which is filed as an exhibit to this Quarterly Report on Form 10-Q, we acquired Fiagon AG Medical Technologies ("Fiagon"). Fiagon develops, and commercializes globally, innovative electromagnetic surgical navigation systems and an associated suite of surgical tools targeted to the ENT surgical space. In addition, in August 2020, Fiagon received U.S. FDA 510(k) clearance for a navigable sinuplasty balloon. The combination of the Intersect ENT and Fiagon portfolios allows us to deliver more comprehensive surgical solutions across the sinusitis care continuum regardless of site of care. The aggregate consideration payable in exchange for all of the outstanding equity interests of the Fiagon is €60.0 million. Under the terms of the Purchase Agreement, we made an initial €15.0 million ($17.5 million) payment at the time of closing of the acquisition and will make €15.0 million annual payments for each of the subsequent three years. We also placed €15.0 million ($17.5 million) in escrow with the seller as beneficiary. The acquisition is expected to be accretive to revenue growth in the first year post close.
Impact of the COVID-19 Pandemic
Prior to the COVID-19 pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined towards the end of the first quarter and throughout the second quarter as the various COVID-19 restrictions were implemented and remained in effect. However, we began to see meaningful change in the business environment towards the end of May with increased procedure volumes as select areas of the country emerged from shelter-in-place orders and restrictions on elective medical procedures were eased. This trend continued in June and throughout the third quarter as we continued to see improvements in the elective procedure market. Our business has been and will be impacted by our patients’ decisions to undergo sinus surgeries as ENT ASC and office procedure volumes begin to recover and we resume our manufacturing operations as a result of the ease of certain restrictions of the shelter-in-place orders issued by local and federal authorities. We continue to remain flexible in our approach to continuing our operations in light of rapidly developing laws and restrictions surrounding the COVID-19 pandemic. While the third quarter did provide an improving business environment, the COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe.
As a result of the COVID-19 pandemic and the impact of the various restrictions implemented, we have taken the following actions:
•Protect Health and Safety: Virtually all roles where physical presence for manufacturing operations is not required remain working from home, based on state and county guidelines, and non-essential business travel is limited.
•Maintain Customer Focus: All patient-support teams remain available to assist customers and patients, while strictly adhering to applicable restrictions, safety precautions and procedures.
•Reduce Costs: In response to the COVID-19 pandemic, we took pre-emptive actions in the first quarter of 2020 to curtail spending and to reduce use of cash as revenues are and will continue to be materially impacted. We have also considered the incremental costs of business operations during the pandemic and expect these costs to remain until the current crisis subsides. The cost reduction actions included a) reducing our workforce by approximately 25% and furloughing an additional 5% of our workforce, b) substantially reducing new hiring, c) suspending near-term production, d) reducing discretionary operating expenses and capital expenditures, and e) delaying clinical research projects. In total, these cost reduction activities were expected to yield $40.0 million in cash savings; however, higher revenues and costs associated with those higher revenues are expected to result in lower savings as well as a lower rate of cash use in operations than previously expected.
Components of Our Results of Operations
Revenue
Our revenue has been derived almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018. While performance until the end of February 2020 was relatively consistent with our expectations, our revenue substantially declined toward the end of the first quarter and throughout the second quarter as the various COVID-19 restrictions were implemented. As office-based procedures began to increase in May, our performance had a positive upward trend toward the end of the second quarter and throughout the third quarter. While our business has been and will be impacted by hospitals suspending elective surgical procedures and reduced ENT office visits, we anticipate revenue growth for the remainder of 2020 based on the increased elective procedure volumes and enrollment trends in the third quarter. Once the disruption from the COVID-19 pandemic subsides, we expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to the impact of the COVID-19 pandemic as well as seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. Revenue from SINUVA is recognized net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known.
Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2020 and 2019.
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
Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs and average selling prices. Towards the end of the first quarter and throughout the second quarter, manufacturing costs were negatively impacted by the mandatory shelter-in-place order in effect in San Mateo County, California, which prevented us from using our manufacturing facility and our decision to suspend production until the third quarter of 2020. Production resumed during the third quarter of 2020, but below our normal capacity. Idle facility expenses are charged to cost of goods sold in the period incurred. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as, and to the extent, production volume decreases.
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
We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2020, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below:
Inventories
Inventories are valued at the lower of cost, computed on first-in, first-out basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in allocable overhead. During the first half of 2020, as a result of a shut-down in production associated with the COVID-19 pandemic for part of the first quarter and throughout the second quarter, we recorded $5.5 million for idle facility expense due to our inability to use our manufacturing facility due to the shelter-in-place orders and our decision to suspend production until the third quarter of 2020. Production resumed in the third quarter and we recorded an additional $0.6 million in idle facility expense in the third quarter of 2020 due to subnormal production levels. In periods where the manufacturing is below normal capacity, we will record idle facility charges. We maintain provisions for excess and obsolete inventory based on our estimates of forecasted demand and, where applicable, product expiration. Due to a decline in projected product sales, we increased our reserve for excess and obsolete inventory by $0.8 million during the first quarter of 2020. We will continue to monitor the effect of the COVID-19 pandemic on the business and will continue to reassess the need for inventory reserves in future periods.
Embedded Derivatives Related to Convertible Debt Instruments
The Convertible Notes due in May 2025 have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by our company, or a sale of all or substantially all of our assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. We have utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The embedded features will be remeasured to fair value at each balance sheet date with a resulting gain or loss related to the change in the fair value being recorded to “Other Income (Expense), net” on the condensed consolidated statements of operations. Changes in our assumptions, such as the estimated probability of triggering events and our stock price, used to value the embedded derivatives could result in material changes in the valuation in future periods. At September 30, 2020, the fair value of the embedded derivatives was $2.6 million and has been presented together with the Convertible Notes host instrument on the condensed consolidated balance sheets.
Accounting Pronouncements
See Note 2 of the condensed consolidated financial statements under the heading “Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the nine months ended September 30, 2020.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands, expect percentages)
Revenue	$22,720	$24,056	$52,326	$77,388
Cost of sales	7,845	4,876	21,612	14,567
Gross profit	14,875	19,180	30,714	62,821
Gross margin	65%	80%	59%	81%
Operating expenses:
Selling, general and administrative	21,702	26,429	67,399	81,247
Research and development	4,551	6,145	13,715	18,452
Total operating expenses	26,253	32,574	81,114	99,699
Loss from operations	(11,378)	(13,394)	(50,400)	(36,878)
Interest expense	(886)	—	(1,372)	—
Other income (expense), net	799	546	(350)	1,841
Net loss	$(11,465)	$(12,848)	$(52,122)	$(35,037)
Comparison of the Three and Nine Months ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended		Nine Months Ended
					Change ($)	Change (%)	Change ($)	Change (%)
	2020	2019	2020	2019	2020 to 2019	2020 to 2019	2020 to 2019	2020 to 2019
(in thousands, except percentages)
PROPEL family of products	$21,051	$22,962	$49,622	$74,257	$(1,911)	(8)%	$(24,635)	(33)%
SINUVA	1,669	1,094	2,704	3,131	575	53%	(427)	(14)%
	$22,720	$24,056	$52,326	$77,388	$(1,336)	(6)%	$(25,062)	(32)%
Revenue decreased by $1.3 million, or 6%, to $22.7 million during the three months ended September 30, 2020, compared to $24.1 million during the three months ended September 30, 2019. The decrease in revenue for the three months ended September 30, 2020 was due to a 8% decline in PROPEL sales, partially offset by a 53% increase in SINUVA sales. Lower PROPEL revenue for the three months ended September 30, 2020 resulted from a 10% decrease in unit sales, slightly offset by a 2% increase in average selling price. SINUVA unit sales increased by 44% during the three months ended September 30, 2020, along with a 6% increase in net revenue per unit from the three months ended September 30, 2019. The increase in unit sales for SINUVA during the three months ended September 30, 2020 was due to a shift of procedures from hospitals and ASCs to the physician office setting of care, as well as sales under a new distributor agreement entered into during the quarter.
Revenue decreased by $25.1 million, or 32%, to $52.3 million during the nine months ended September 30, 2020, compared to $77.4 million during the nine months ended September 30, 2019. The decrease in revenue for the nine months ended September 30, 2020 was due to a 33% decline in PROPEL sales as well as a 14% decline in SINUVA sales. Lower PROPEL revenue for the nine months ended September 30, 2020 resulted from a 35% decrease in unit sales, slightly offset by a 3% increase in average selling price. The decrease in unit sales for PROPEL was driven by a reduction in demand due to the impact of the COVID-19 pandemic. SINUVA unit sales decreased by 15% during the nine months ended September 30, 2020, partially offset by a 1% increase in net revenue per unit from the nine months ended September 30, 2019. The decrease in unit sales for SINUVA during the nine months ended September 30, 2020 was driven by an overall reduction in demand due to the impact of the COVID-19 pandemic.
Based on current elective procedure volumes and enrollment trends, as well as the acquisition of Fiagon, we expect revenue growth for the remainder of 2020. While we cannot predict the extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we believe that a recovery in procedures will continue, and that most patients will return for treatment.
Cost of Sales and Gross Margin
Cost of sales increased by $3.0 million, or 61%, to $7.8 million during the three months ended September 30, 2020, compared to $4.9 million during the three months ended September 30, 2019, and increased by $7.0 million, or 48%, to $21.6 million during the nine months ended September 30, 2020, compared to $14.6 million during the nine months ended September 30, 2019. The increased cost of sales for the three months ended September 30, 2020 was primarily due to the unfavorable impact of higher per unit manufacturing costs and $0.6 million of idle facility expense as a result of lower production volumes, partially offset by manufacturing charges in the prior period related to a writeoff of a single PROPEL production lot as well as decreases in headcount as a result of cost reduction measures taken in the first quarter of 2020. Also, for the nine months ended September 30, 2020, the increase was attributable to $0.8 million in additional charges related to excess and obsolete inventory in response to the estimated impact of the COVID-19 pandemic. There was no reserve for excess and obsolete inventory recorded in the three months ended September 30, 2020. For both periods, the increases were partially offset by lower PROPEL unit sales.
Gross margin for the three months ended September 30, 2020, decreased to 65%, compared to 80% for the three months ended September 30, 2019, and decreased to 59% compared to 81% for the nine months ended September 30, 2019. While the gross margin for our products through the end of February 2020 was relatively consistent with our expectations, the decrease in gross margin during the second and third quarter of 2020 was attributable to the unfavorable impact of higher per unit manufacturing costs as well as the charges related to the impact of COVID-19. The amount of these charges was approximately $6.9 million, representing an effect on our gross margin of approximately 13% for the nine months ended September 30, 2020. Our gross margin recovered during the third quarter relative to previous quarters as we resumed our production and generated revenue.
As a result of the increase in procedure volumes and enrollments during the third quarter, we anticipate that there will be sequential revenue growth for the remainder of 2020 from current quarter levels. With the expected increase in demand and resumption of our manufacturing activities in the third quarter, we do not expect idle facility expense to be incurred in the remainder of 2020. However, idle facility expense could still be incurred in future periods until the current crisis subsides. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact the cost of sales and gross margin for our products beyond 2020.
Selling, General and Administrative Expenses
SG&A expenses decreased by $4.7 million, or 18%, to $21.7 million during the three months ended September 30, 2020, compared to $26.4 million during the three months ended September 30, 2019, and decreased by $13.8 million, or 17%, to $67.4 million during the nine months ended September 30, 2020, compared to $81.2 million during the nine months ended September 30, 2019. The decreases in SG&A expenses were primarily due to decreases in headcount and related expenses as a result of cost reduction measures taken in the first quarter of 2020, in addition to lower sales commissions from reduced sales, partially offset by an increase in transaction costs associated with the acquisition of Fiagon of $1.5 million and $1.9 million for the three and nine months ended September 30, 2020, respectively, which consisted largely of professional fees.
Our spending in the first quarter of 2020 reflected normal business activities while certain spending decreased in the second and third quarter of 2020 as a result of a reduction in demand and the impact of the cost reduction measures put in place in the first quarter. We expect cost control measures to remain in place until the current crisis subsides. However, we will still continue to support our customers, physicians and patients and will incur additional SG&A expenses as a result of the acquisition of Fiagon.
Research and Development Expenses
R&D expenses decreased by $1.6 million, or 26%, to $4.6 million during the three months ended September 30, 2020, compared to $6.1 million during the three months ended September 30, 2019, and decreased by $4.7 million, or 26%, to $13.7 million during the nine months ended September 30, 2020, compared to $18.5 million during nine months ended September 30, 2019. The decreases in R&D expenses were primarily due to decreases in headcount and related expenses as a result of cost reduction measures taken in the first quarter of 2020, as well as a delay of clinical efforts.

Our cost control measures will stay in effect for the remainder of 2020 as a result of the uncertainty related to the timing of resuming our clinical trials due to the COVID-19 pandemic; however, we will incur additional R&D expenses as a result of the acquisition of Fiagon.
Interest Expense
The increases in interest expense of $0.9 million and $1.4 million, respectively, for the three and nine months ended September 30, 2020 were attributable to convertible notes entered into during the second quarter of 2020.
Other Income (Expense), Net
Other income (expense), net, increased by $0.3 million to $0.8 million during the three months ended September 30, 2020, compared to $0.5 million during the three months ended September 30, 2019, and decreased by $2.2 million to $(0.4) million during the nine months ended September 30, 2020, compared to $1.8 million during the nine months ended September 30, 2019. The increase in other income (expense), net during the three months ended September 30, 2020 was attributable to a $1.0 million decrease in fair value of our embedded derivative liability, partially offset by significantly lower interest rates earned on investments. The decrease in other income (expense), net during the nine months ended September 30, 2020 was attributable to a $0.8 million increase in fair value of our embedded derivative liability as well as significantly lower interest rates earned on investments.
Liquidity and Capital Resources
Overview
As of September 30, 2020, we had cash, cash equivalents and short-term investments of $130.7 million, compared to cash, cash equivalents and short-term investments of $90.6 million as of December 31, 2019.
Cash Flows

	Nine Months Ended September 30,
	2020	2019
(in thousands)
Net cash provided by (used in):
Operating activities	$(25,054)	$(19,958)
Investing activities	(4,653)	11,009
Financing activities	65,946	9,839
Net increase in cash and cash equivalents	$36,239	$890
Net Cash Used in Operating Activities
During the nine months ended September 30, 2020, net cash used in operating activities was $25.1 million, consisting primarily of a net loss of $52.1 million, offset by a decrease in net operating assets of $11.1 million and non-cash charges of $15.9 million. The net loss is primarily attributable to the ongoing funding of our sales, marketing and product development activities in order to attain future growth. The non-cash charges primarily consisted of stock-based compensation expense, change in fair value of embedded derivatives, and depreciation and amortization expense. The decrease in net operating assets is primarily attributable to a decrease in accounts receivable due to collections and a decrease in inventory due to the temporary suspension of our manufacturing activities. The decrease was partially offset by a decrease in accrued compensation due to the payout of annual corporate bonuses.
During the nine months ended September 30, 2019, net cash used in operating activities was $20.0 million, consisting primarily of a net loss of $35.0 million and an increase in net operating assets of $1.3 million, partially offset by non-cash charges of $16.3 million. The cash used in operations was primarily due to an increase in headcount and related expenses to support the ongoing commercialization of our PROPEL family of products and the launch of SINUVA in March 2018. The non-cash charges primarily consisted of stock-based compensation expense and depreciation and amortization. The contribution to operating cash flow from the change in net operating assets is primarily due to a reduction of accounts receivable, partially offset by an increase in inventory, prepaid expenses and other assets, and a decrease in other liabilities and accounts payable.

Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2020, net cash used in investing activities was $4.7 million, consisting of net purchases of short-term investments of $38.7 million and purchases of property and equipment of $0.7 million, partially offset by proceeds from the sale of short-term investments of $34.7 million.
During the nine months ended September 30, 2019, net cash provided by investing activities was $11.0 million, consisting of net maturities of short-term investments, of $13.6 million, partially offset by purchases of property and equipment of $2.6 million.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $65.9 million, consisting of net proceeds from the issuance of convertible debt of $61.8 million and $4.1 million of net proceeds from common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
During the nine months ended September 30, 2019, net cash provided by financing activities was $9.8 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
Liquidity
We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2020, will be sufficient to fund our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt and lease arrangements through 2022. However, as a result of the COVID-19 pandemic, our rate of cash consumption compared to the prior year has increased as a result of decreased revenues, and may continue to do so. Also, in response to the COVID-19 pandemic, we took pre-emptive actions to curtail spending and to reduce the use of cash as revenues are and will continue to be materially impacted. These cost reduction actions included a) furloughing and reducing our workforce by approximately 25%, b) substantially reducing new hiring, c) suspending near-term production in the second quarter of 2020, d) reducing discretionary operating expenses and capital expenditures, and e) delaying clinical research projects. In total, these cost reduction activities were expected to yield $40.0 million in cash savings; however, higher revenues and costs associated with those higher revenues are expected to result in lower savings as well as a lower rate of cash use in operations than previously expected. In addition, during the second quarter of 2020, we entered into a Facility Agreement, providing for the issuance and sale of a $65.0 million principal amount of 4% Convertible Unsecured Senior Notes due in 2025. The net proceeds from the offering were $61.8 million after deducting the issuance costs payable by us. Through the third quarter, we have realized substantial savings and revenues have grown at a higher rate than was expected when the cost reduction actions were taken. As a result, cash was used in operations during the second and third quarters at a lower rate than expected and is expected to remain at a reduced level for the remainder of the year, including impacts from the acquisition of Fiagon.
Under the terms of the Purchase Agreement for the acquisition of Fiagon, we made an initial €15.0 million ($17.5 million) payment upon closing in October 2020 and will make €15.0 million annual payments for each of the subsequent three years. We also placed €15.0 million ($17.5 million) in escrow with the seller as beneficiary.
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
Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
On May 11, 2020, we entered into a facility agreement with Deerfield Partners L.P. (“Deerfield”) providing for the issuance and sale by our company to Deerfield of $65.0 million of principal amount of 4.0% unsecured senior convertible notes

(the “Convertible Notes”). The Convertible Notes will mature on May 9, 2025 unless earlier converted or redeemed and are convertible into shares or our company’s common stock. The Convertible Notes bear interest at 4.0% per annum, payable quarterly in arrears on July 1, October 1, January 1 and April 1 of each year, commencing July 1, 2020. Apart from this transaction, our contractual obligations as of September 30, 2020, have not materially changed outside the ordinary course of business from December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk as of September 30, 2020, has not materially changed from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to the $65.0 million of principal amount of Convertible Notes, bearing interest at 4.0% per annum with interest payable quarterly. The Convertible Notes will mature on May 9, 2025, unless earlier converted or redeemed in accordance with their terms. As of September 30, 2020, the entire principal amount was outstanding as well as $0.7 million in accrued interest. For our Convertible Notes, any changes in market interest rates will generally affect the fair value of the instrument, but not our earnings or cash flows.
Foreign Currency Risk
The majority of our revenue, expenses, and capital expenditures are transacted in U.S. dollars. However, our operating results are exposed to foreign currency risk, in particular the Euro, due to our acquisition of Fiagon. Furthermore, our financial position and operating results will be exposed to foreign currency risk as a result of consolidating Fiagon’s balance sheet and operating results. To mitigate these risks, we may enter into foreign exchange forward contracts or other hedging arrangements to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information included in Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
We have incurred net losses since our inception in 2003. We incurred net losses of $52.1 million for the nine months ended September 30, 2020, and $43.0 million and $22.9 million for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $282.9 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
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
We started selling PROPEL® in August 2011, PROPEL® Mini in November 2012 and PROPEL® Contour in February 2017, collectively referred to as our PROPEL family of products. In July 2019, we received FDA approval to market our new PROPEL Mini Straight Delivery System, designed to facilitate implant placement in the ethmoid sinus. We expect that sales of these products, together with SINUVA, which we started selling in March 2018, will account for all of our revenue for the foreseeable future. In addition, our ability to become profitable will depend upon the commercial success of these products. We market our products primarily to ENT physicians who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including, among others:
•lack of experience with our products;
•lack of adequate reimbursement or cost to the patient;

•lack of conviction regarding evidence supporting cost benefits or cost effectiveness of our products over existing alternatives;
•lack of clinical data supporting longer-term patient benefits or, in the case of SINUVA, repeated use;
•new technologies that may be competitive to our products; and
•liability risks generally associated with the use of new products and procedures.
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
•payors adoption of positive medical policies covering SINUVA or including SINUVA on their formularies;
•payors providing product reimbursement;
•physicians being able to secure payment for their time through appropriate procedural codes;
•patients’ willingness to make any required co-pay or co-insurance payments; and
•physician’s willingness to purchase the product directly and seek reimbursement from payors and patient co-pay for that expense, as is required by some payors. Such payments may or may not be received by the physician or may not fully cover the cost of the product.
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
While the FDA granted approval of SINUVA based on the data included in its NDA, including data from our completed clinical trials, we do not know whether the results, when a large number of patients are exposed to SINUVA, including results related to safety and efficacy, will be consistent with the results from the clinical trials of SINUVA that served as the basis for the approval of SINUVA. During research and development, SINUVA’s use was limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. New data relating to SINUVA, including from adverse event reports, may result in changes to the product label and may adversely affect sales, or result in withdrawal of SINUVA from the market. The FDA and regulatory authorities in other jurisdictions may also consider any new data in connection with further marketing approval applications. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. If SINUVA or any additional approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw their approval of SINUVA or impose restrictions on its distribution;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•we may be required to change the way SINUVA is promoted or administered, or conduct additional clinical studies;
•we could be sued and held liable for harm caused to patients; or
•our reputation may suffer.
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
We have historically relied on our internal sales channel to sell our products. However, we rely on specialty pharmacies and specialty distributors for the distribution of SINUVA in the United States. A specialty pharmacy is a pharmacy that specializes in the dispensing, and a specialty distributor that specializes in the distribution, of medications for complex or chronic conditions, which often require a high level of patient education, physician administration and ongoing management. The use of specialty pharmacies and specialty distributors involves certain risks, including, but not limited to, risks that these specialty entities will:
•not provide us accurate or timely information regarding their inventories, the number of patients who are using our products or complaints about our products;
•reduce or discontinue their efforts to sell or support or otherwise not effectively sell or support our products;
•not devote the resources necessary to sell our products in the volumes and within the time frames that we expect;
•engage in unlawful or inappropriate business practices that result in legal or regulatory enforcement activity which could result in liability to the company or damage its goodwill with customers; or
•be unable to satisfy financial obligations to us or others.
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
It is difficult for us to predict future performance. As we gain additional commercial experience, a number of factors over which we have limited control may contribute to fluctuations in our financial results, such as seasonal variations in revenue. Demand for our products may be impacted adversely by weather and the annual resetting of patient healthcare insurance plan deductibles, both of which may cause patients to delay or decline elective procedures such as FESS and SINUVA implantation. Demand may also be impacted by the seasonal nature of allergies and cold and flu season and the resultant onset of sinus-related symptoms. Other factors that may impact our quarterly results include:
•the effects and duration of the COVID-19 pandemic;
•ENT physician adoption of our steroid releasing implants;
•ENT physician willingness to engage in the buy and bill process for SINUVA implants;
•fluctuations in revenue due to changes in or from estimated gross-to-net deductions, including distributor fees and prompt payment discounts, discounts related to commercial agreements or government mandated programs, returns and replacements and, should we elect to offer such support, patient or payor assistance programs, and other related deductions and adjustments;
•unanticipated pricing pressure;

•unexpected credit losses;
•the hiring, retention and continued productivity of our sales representatives;
•our ability to expand the geographic reach of our sales and marketing efforts, including into the UK and the EU in light of regulatory and geopolitical uncertainties arising from Brexit and the new European Medical Device Regulation (MDR);
•our ability to obtain or maintain regulatory approval and reimbursement coverage for our products in development or for our current products outside the United States;
•fluctuations in revenue due to changes in third-party payor reimbursement for procedures associated with the use of our products;
•our ability to maintain intellectual property protection for our products and our competitors being granted patents for competing products;
•results of clinical research and trials on our existing products and products in development;
•delays in receipt of anticipated purchase orders;
•timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•delays in, failure of, or quality issues with, component and raw material deliveries by our suppliers or service providers;
•manufacturing issues or lot failures; and
•positive or negative coverage in the media or clinical publications of our steroid releasing implants or products of our competitors or our industry.
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
It is important to our business that we continue to build a more complete product offering within the ENT market. We are using our drug releasing bioabsorbable technology to develop new products for use in the physician office setting. Developing additional products is expensive and time-consuming and could divert management’s attention away from our current sinus surgery products and harm our business. Even if we are successful in developing additional products, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
•properly identify and anticipate ENT physician and patient needs;
•receive adequate reimbursement for such products;
•develop and introduce new products or product enhancements in a timely manner;
•avoid infringing upon the intellectual property rights of third parties;
•demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
•obtain the necessary regulatory clearances or approvals for new products or product enhancements;
•be fully FDA-compliant with marketing and manufacturing of new devices or modified products;
•provide adequate training to potential users of our products; and
•develop an effective and FDA-compliant, dedicated sales and marketing team.
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
Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded companies, including Medtronic, Olympus, Johnson & Johnson, Stryker, Lyra Therapeutics and Smith & Nephew. These companies could develop drug releasing products that could compete with our products and most of these companies enjoy several competitive advantages, including:
•greater financial and human capital resources;
•significantly greater name recognition;
•established relationships with ENT physicians, referring physicians, customers and third-party payors;
•additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and
•established sales, marketing and worldwide distribution networks.
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
•costs of litigation;
•distraction of management’s attention from our primary business;
•the inability to commercialize our products or, if approved, our product candidates;
•decreased demand for our products or, if approved, product candidates;
•impairment of our business reputation;
•product recall or withdrawal from the market;
•withdrawal of clinical trial participants;
•substantial monetary awards to patients or other claimants; or
•loss of revenue
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
We will likely conduct additional clinical studies in the future to support new product or product indication approvals, including our investigational ASCEND drug-coated balloon, or for the approval of the use of our products in some foreign countries. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:
•the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;
•patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;
•patients or investigators do not comply with study protocols;
•patients do not return for post-treatment follow-up at the expected rate;
•patients experience unexpected adverse event or side effects for a variety of reasons that may or may not be related to our products;
•sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
•difficulties or delays associated with establishing additional clinical sites;
•third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or are inconsistent with the investigator agreement, clinical study protocol, good clinical practices or other agency requirements;
•third-party organizations do not perform data collection and analysis in a timely or accurate manner;
•regulatory inspections of our clinical studies or manufacturing facilities require us to undertake corrective action or suspend or terminate our clinical studies;
•changes in federal, state, or foreign governmental statutes, regulations or policies;
•interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy;
•the study design is inadequate to demonstrate safety and efficacy; or
•the study does not meet the primary endpoints.

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
On January 31, 2020, the UK withdrew from the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Under the withdrawal agreement between the UK and the EU, the UK will be subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules will continue to apply. During the Transition Period, negotiations between the UK and the EU are expected to continue in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Under the formal withdrawal arrangements between the UK and the EU, the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed upon prior to such date. No agreement has yet been reached between the UK and the EU and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020.
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
We need to grow our businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products, or technologies rather than through internal development, such as our acquisition of Fiagon.
Identifying suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, such as our acquisition of Fiagon, we may not be able to successfully integrate newly acquired organizations, products, technologies, or employees into our operations or may not fully realize some of the expected synergies. An acquired company may have deficiencies in product quality, regulatory marketing authorizations, or intellectual property protections, which are not detected during due diligence activities or which are unasserted at the time of acquisition. It may be difficult, expensive, and time-consuming for us to re-establish market access, regulatory compliance, or cure such deficiencies in product quality or intellectual property protection in such cases, which may have a material adverse impact on our financial conditions, results of operations, or cash flows.
We expect gross profit margins to vary over time, and changes in our gross profit margins could adversely affect our financial condition or results of operations.
Our gross profit margins have fluctuated from period to period. Our gross profit margins may be adversely affected by numerous factors, including:
•changes in customer, geographic, or product mix;

•introduction of new products, which may have lower margins than our existing products;
•our ability to maintain or reduce production costs;
•changes to our pricing strategy;
•changes in competition;
•changes in production volume driven by demand for our products;
•changes in material, labor, or other manufacturing-related costs;
•changes to U.S. and foreign trade policies, such as the enactment of tariffs on goods imported into the United States;
•manufacturing issues, lot failures, inventory obsolescence and product recall charges; and
•market conditions.
If we are unable to offset the unfavorable impact of the factors noted above by increasing the volume of products shipped, reducing product manufacturing costs, or otherwise, our business, financial condition, results of operations, or cash flows may be materially adversely affected.
We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.
Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Our primary exposure to fluctuations in foreign currency exchange rates relate to our acquisition of Fiagon. The strengthening of the Euro relative to the U.S. dollar could adversely affect our foreign-currency-denominated purchase obligation. To the extent that transactions by Fiagon are denominated in currencies other than the Euro, we bear the risk that fluctuations in the exchange rates of the Euro in relation to other currencies could decrease our revenue or increase our costs and expenses, therefore having an adverse effect on our future results of operations. We may enter into hedging transactions to reduce the impact of foreign currency fluctuations. If we use hedging transactions to reduce our risks in this area, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional discussion regarding the impact of foreign currency risk.
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
The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:
•adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, recall or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•delaying or refusing our requests for approval of new products, new intended uses or modifications to our existing products;
•refusal to grant export approval for our products;

•withdrawing product approvals that have already been granted; and
•criminal prosecution.
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
We cannot commercialize our product candidates until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. Regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for product candidates. Additional delays may result if product candidates are brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of product candidates. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:
•we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;
•regulatory authorities may not find the data from clinical studies sufficient or may differ in the interpretation of the data;
•regulatory authorities may require additional clinical studies;
•the FDA or foreign regulatory authority might not approve our manufacturing processes or facilities for clinical or commercial production;
•the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;
•the FDA or foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
•the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from that in the United States;
•the results of clinical studies may not meet the level of statistical significance required by the FDA or foreign regulatory authorities for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and
•the data collection from clinical studies of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the United States or elsewhere.
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
In addition, the FDA audits compliance through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing or delaying our requests for regulatory approvals of new products or modified products;
•withdrawing PMA or NDA approvals that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.
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
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

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
There are numerous U.S. federal and state healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ASC, group purchasing organizations and our independent distributors are subject to scrutiny under these laws. Violations of these laws can subject us to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;
•the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from federal health care programs, such as Medicare and Medicaid that are false or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal criminal False Claims Act, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;
•the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented, a claim to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements, as well as comparable international privacy laws (e.g. the European Union’s General Data Protection Regulation, or GDPR), or localized privacy laws (e.g. the California Consumer Privacy Act of 2018, effective beginning January 2020, mirroring a number of the key provisions in the GDPR);
•the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;
•the federal Foreign Corrupt Practices Act of 1997, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and
•foreign or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Affordable Care Act significantly impacts the medical device and pharmaceutical industries. Among other things, the Affordable Care Act:

•imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, which was permanently eliminated, effective January 1, 2020, by the 2020 federal spending package;
•established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and
•implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.
There remain executive, judicial and congressional challenges to other aspects of the Affordable Care Act. For example, since January 2017, our current President of the United States has signed several executive orders and other directives designed to eliminate, circumvent, or loosen certain requirements, or implementation of certain requirements, mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated "Cadillac" tax on certain high cost employer-sponsored insurance plans, and effective January 1, 2020, also eliminates the health insurer tax. Additionally, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (“BBA”) among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Further, on December 14, 2018, a United States District Court Judge in the Northern District of Texas rules that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. Accordingly, the ultimate content, timing or effect of any healthcare reform legislation on the United States healthcare industry is unclear.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select

Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per year, which went into effect in April 2013 and, following passage of subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030, unless additional congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Given the current political environment, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
Our ability to continue as a going concern may require us to obtain additional financing to fund our operations. We may need to raise substantial additional capital to:
•expand the commercialization of our products;
•fund our operations and clinical studies;
•continue our research and development activities;
•defend, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
•enforce our patent and other intellectual property rights;

•address legal or enforcement actions by the FDA or other governmental agencies and remediate underlying problems;
•commercialize our new products in development, if any such products receive regulatory clearance or approval for commercial sale; and
•acquire companies, such as our acquisition of Fiagon, and in-license products or intellectual property.
We believe that our existing cash, cash equivalents and short-term investments, revenue and available debt financing arrangements will be sufficient to fund our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt and lease arrangements for at least twelve months after the date of this Quarterly Report on Form 10-Q. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:
•the duration and severity of the COVID-19 pandemic;
•market acceptance of our products, including access to adequate reimbursement;
•the cost of our research and development activities, including clinical studies;
•the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
•the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
•the cost and timing of additional regulatory clearances or approvals;
•the cost and timing of growing sales, marketing and distribution capabilities;
•costs associated with any product recall that may occur;
•the effect of competing technological and market developments;
•the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions; and
•the costs of operating as a public company.
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
Our indebtedness under our facility agreement with Deerfield could:
•impair our ability to obtain financing or additional debt in the future for working capital, capital expenditures, acquisitions or general corporate purposes;
•impair our ability to access capital and credit markets on terms that are favorable to us;
•have a material adverse effect on us if we fail to comply with financial and affirmative restrictive covenants and an event of default occurs as a result of a failure that is not cured or waived;
•require us to dedicate a portion of our cash flow for interest payments, thereby reducing the availability of our cash flow to fund working capital and capital expenditures; and
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
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
The market price of our common stock has been, and is likely to continue to be, highly volatile. The stock market in general and the market for medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including:
•the duration and severity of the COVID-19 pandemic;
•volume and timing of sales of our steroid releasing implants;
•changes in reimbursement or in coverage by commercial payors related to our products;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•the introduction of new products or product enhancements by us or others in our industry;
•disputes or other developments with respect to our or others’ intellectual property rights;
•our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•product liability claims or other litigation;
•quarterly variations in our results of operations or those of others in our industry;

•sales of large blocks of our common stock, including sales by our executive officers and directors;
•media exposure of our steroid releasing implants or products of others in our industry;
•changes in earnings estimates or recommendations by securities analysts; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
Though we have enhanced our internal controls, processes and related documentation necessary to perform the evaluation needed to comply with Section 404, future evaluations and tests may reveal material weaknesses. If during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:
•faulty human judgment and simple errors, omissions or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and
•the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
•our board of directors has the right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;
•our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the affirmative vote of holders of at least 66-2/3%of the voting power of all of the then outstanding shares of voting stock, voting as a single class, will be required (a) to amend certain provisions of our certificate of incorporation, including provisions relating to the size of the board, removal of directors, special meetings, actions by written consent and cumulative voting and (b) to amend or repeal our bylaws, although our bylaws may be amended by a simple majority vote of our board of directors;
•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Convertible Preferred Stock	8-K	001-36545	3.1	5/11/2020
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	6/15/2020
3.4	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014
4.2	Reference is made to Exhibits 3.1 through 3.4
10.1	Fiagon AG Medical Technologies Sale and Purchase Agreement, dated as of October 2, 2020.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2020	Intersect ENT, Inc. (Registrant)

/s/ Thomas A. West
Thomas A. West President and Chief Executive Officer (Duly Authorized Officer)

/s/ Richard A. Meier
Richard A. Meier Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)