Form 10-K
period 2020-12-31
Intersect ENT, Inc.
filed 2021-03-09
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K
______________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                .
Commission file number: 001-36545
______________________
INTERSECT ENT, INC.
(Exact name of registrant as specified in its charter)
______________________

Delaware (State or other jurisdiction of incorporation or organization)	20-0280837 (I.R.S. Employer Identification No.)

1555 Adams Drive Menlo Park, CA (Address of principal executive offices)	94025 (zip code)
Registrant’s telephone number, including area code:
(650) 641-2100
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, 0.001 par value	Trading Symbol XENT	Name of Exchange on Which Registered The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates, was approximately $436,841,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of March 2, 2021 was 33,015,883.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2020.

INTERSECT ENT, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2020

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2020, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. All forward-looking statements are based upon our current expectations and various assumptions. In addition, forward-looking statements include the impact that the COVID-19 pandemic will have on our business, and our belief that we will be able to return to revenue growth as the current crisis subsides. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to: the duration and severity of the COVID-19 pandemic is unknown and could continue, and be more severe than we currently expect; the unknown state of the U.S. economy following the pandemic; the level of demand for our products as the pandemic subsides, and the time it will take for the economy to recover from the pandemic; and among others, those risks and uncertainties described herein under “Item 1A — Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

RISK FACTORS SUMMARY

You should carefully consider the information set forth below in the section titled “Risk Factors” before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.

•The impact of COVID-19, and the various medical, social and economic measures being implemented to combat its proliferation, has had and will continue to have a material adverse effect on our business, financial condition, results of operations, and liquidity.
•We have incurred significant operating losses since inception and may not be able to achieve profitability.
•Our revenue is primarily generated from our PROPEL® family of products and, to a lesser extent, SINUVA® , VENSURE, and CUBE. Our revenue is dependent on the success of these products, and if these products fail to grow or to continue experiencing expanded adoption, our business will suffer.
•A track record of adequate coverage and reimbursement is important for sales of our products in the office setting of care. Inadequate coverage and negative reimbursement policies for our products could affect their adoption and our future revenue.
•We utilize third-party, single source suppliers and service providers for many of the components, materials and services used in the production of our steroid releasing implants, and the loss of, or disruption by, any of these suppliers or service providers could harm our business.
•We rely on specialty pharmacies and specialty distributors for distribution of SINUVA in the United States, and the failure of those specialty pharmacies and specialty distributors to distribute SINUVA effectively would adversely affect sales of SINUVA.
•Our long-term growth depends on our ability to develop and commercialize additional ENT products.
•Consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.
•We compete or may compete in the future against other companies, some of which have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or improved operating results.

•If our facilities or the facility of a supplier or customer become inoperable, we will be unable to continue to research, develop, manufacture, commercialize and sell our products and, as a result, our business will be harmed until we are able to secure a new facility.
•As our company diversifies its portfolio of products and expands its international reach, we continue to expand the complexity of our operations. We may encounter difficulties in managing this expansion, which could disrupt our business.
•If clinical studies of our future products or product indications do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to commercialize these products.
•Reimbursement in international markets may require us to undertake country-specific reimbursement activities, including additional clinical studies, which could be time-consuming and expensive and may not yield acceptable reimbursement rates.
•Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.
•If we elect to pursue but fail to successfully acquire or effectively and efficiently integrate new third-party businesses, products, and/or technologies, we may not realize expected benefits of the transaction or our existing business may be harmed by the distraction, resource demands or unforeseen consequences of the endeavor.
•We expect gross profit margins to vary over time, and changes in our gross profit margins could adversely affect our financial condition or results of operations.
•We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.
•If we experience significant disruptions in our information technology systems, our business may be adversely affected.
•Our products are subject to extensive regulation by the FDA, and other agencies, including the requirement to obtain approval prior to commercializing our products and the requirement to report adverse events and other ongoing reporting requirements. If we fail to obtain necessary FDA or other agency device or drug approvals for our products or are subject to regulatory enforcement action as a result of our failure to properly report adverse events or otherwise comply with regulatory requirements, our commercial operations would be harmed.
•We cannot predict whether or when we will obtain regulatory approval to commercialize product candidates and we cannot, therefore, predict the timing of any future revenue from product candidates. Regulatory approval of a product candidate is not guaranteed, and the approval process is expensive, uncertain and lengthy.
•If we participate in but fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program, or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition and results of operations.
•If we materially modify our approved products, we may need to seek and obtain new approvals, which, if not granted, would prevent us from selling our modified products.
•We may fail to obtain foreign regulatory approvals to market our products in other countries.
•If we, our suppliers or service providers fail to comply with ongoing FDA or foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
•If the third parties on which we rely to conduct our clinical trials do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize such product candidates.
•We may be subject to enforcement action if we engage in improper marketing or promotion of our products.
•If we fail to comply with U.S. federal and state healthcare regulatory laws and applicable international healthcare regulatory laws, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of our operations, any of which could adversely impact our reputation and business operations.
•Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory approval of new products and to produce, market and distribute our products after approval is obtained.
•Our operations involve the use of hazardous and toxic materials, and we must comply with environmental laws and regulations, which can be expensive, and may affect our business and operating results.
•Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
•Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

•We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.
•Our debt obligations under our facility agreement with Deerfield could impair our financial condition and limit our operating flexibility.
•Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
PART I
Item 1.     Business
Overview
We are a global ear, nose and throat (“ENT”) medical technology leader dedicated to transforming patient care. Our U.S. Food and Drug Administration (“FDA”) approved steroid releasing products are designed to provide mechanical spacing and deliver targeted therapy (mometasone furoate) to the site of disease. These products include our PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in adult patients to reduce inflammation and maintain patency following sinus surgery, primarily in hospitals and ambulatory surgery centers (“ASC”), with increasing applications in the physician office setting of care in conjunction with balloon dilation and following post-surgical debridement. SINUVA is a physician administered drug, designed to be used in the physician office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. In October 2020, we acquired Fiagon AG Medical Technologies (“Fiagon”), a global leader of electromagnetic surgical navigation solutions with an expansive portfolio of ENT product offerings, including the VENSURE sinus dilation platform (“VENSURE”) and the CUBE surgical navigation system and instrumentation (“CUBE”), that complement our PROPEL and SINUVA sinus implants across all settings of care and extend our geographic reach. The PROPEL family of products are combination products regulated as devices approved under a Premarket Approval (“PMA”) and SINUVA is a combination product regulated as a drug that was approved under a New Drug Application (“NDA”). The VENSURE products received 510(k) clearance in August 2020. CUBE and VENSURE are both regulated as medical devices.
Our Strategy
We are focused on becoming a comprehensive provider of ENT outcomes-based solutions and achieving consistent growth by increasing our market share and improving our operating efficiencies through:
•continuing to expand our portfolio of products based on our unique localized steroid releasing technology;
•utilizing our existing technology for further penetration among ENT physicians across sites of care;
•generating clinical evidence to support unencumbered access and expanded use cases;
•continuing to expand internationally;
•investing in appropriate infrastructure to remediate, upgrade, and scale;
•managing working capital and cash burn; and
•establishing sustainable long-term growth.
We are continuing to develop our sales force in order to expand communication of the benefits of our commercial products to physicians in the two different markets that PROPEL and SINUVA serve as well as the added benefits of VENSURE and CUBE navigation across the continuum of care. This is also being accomplished through building clinical evidence and the health economic case with third-party payors to establish reimbursement, as seen with the evolution from a single J-code for both PROPEL and SINUVA to separate codes as well as Pass-Through status during 2020 and early 2021. SINUVA in particular enjoys strong payor coverage and is covered for 75% of patients with private health insurance and 90% of patients with government-sponsored health insurance. We seek to grow our revenue by increasing the frequency of use of our products among current physician customers, by adding new physician users, increasing patient enrollment rates, and entering new markets.
CRS and Market Opportunity
Chronic rhinosinusitis (“CRS”) is an inflammatory condition in which the sinus lining becomes swollen and inflamed, leading to significant patient morbidity including difficulty breathing, chronic headaches, recurrent infections, bodily pain and loss of sense of smell and taste. These persistent symptoms can severely impact a patient’s well-being, resulting in frequent doctor visits and can lead to chronic fatigue and depression. The condition significantly reduces work productivity from absenteeism and reduced on-the-job effectiveness, which is especially meaningful given the average CRS patient age of approximately 37 years. The debilitating patient symptoms and quality of life impairments attributed to CRS create a significant healthcare burden to patients, insurers and employers.
We believe the significant unmet need across the continuum of CRS equates to a global market of approximately $20 billion with multiple technology segments in which to compete. Included in this is a significant demand in the U.S. market. According to the Centers for Disease Control and Prevention (“CDC”) approximately 12% of the U.S. adult population, or 29 million people, are affected by CRS, making it more prevalent than heart disease and asthma. We estimate that there are more than 2 million adults with CRS who are managed by ENT physicians in the United States every year, many of whom we believe could benefit from products that incorporate our drug releasing bioabsorbable implant technology. We estimate that the total addressable market of the PROPEL family of products was approximately $650 million in 2019, of which we had a 16% penetration. We further estimate that the total addressable market of SINUVA was approximately $300 million in 2019, of which we had a 2% penetration. The recent acquisition of Fiagon will allow us access to the estimated $250 million U.S. sinus balloon market and expand our European presence. While our primary commercial focus is the U.S. market, both PROPEL and PROPEL Mini received CE Markings, permitting them to be marketed in Europe. Our commercialization strategy considers several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. Our initial focus is on Germany and the United Kingdom, where we have begun to build our capabilities and develop a market, particularly with the increased adoption of PROPEL. In addition, we believe the use of SINUVA in the hospital setting, along with the increased adoption of PROPEL in the physician office setting of care, in conjunction with balloon dilation and following post-surgical debridement will contribute to early success in these markets. Going forward, we will continue to assess our capability to penetrate additional markets in the Asia Pacific and Japan.
For the years ended December 31, 2020, 2019 and 2018, we generated revenue of $80.6 million, $109.1 million and $108.5 million, respectively, and incurred a net loss of $72.3 million, $43.0 million and $22.9 million, for each respective year. Our revenues have been generated predominantly from the sale of our PROPEL family of products and SINUVA, and is almost entirely derived from within the United States. No single customer accounted for more than 10% of our revenue during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, we had an accumulated deficit of $303.1 million. The net losses are a result of our election to invest in long term growth initiatives such as research and development, commercialization of our existing and future products, as well as enhancing our executive and management functions. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Current Treatments and Their Limitations
The treatment of CRS often entails a combination of medical management and surgical intervention to treat the underlying inflammation of the sinus lining, while addressing the secondary symptoms caused by obstruction of the natural drainage pathways. The first line of therapy for CRS is medical management, which typically includes prescribed antibiotics, anti-inflammatory steroids, and decongestants. Topical steroid sprays have poor efficacy due to their limited ability to reach the site of the disease, fast clearance of drug from the site of delivery, and poor patient compliance. Prolonged use of oral steroids may also lead to systematic complications which limit their use to short courses.
In cases where patients’ symptoms continue to persist despite medical management, a physician may recommend functional endoscopic sinus surgery (“FESS”). In the FESS procedure, the physician enlarges the inflamed and obstructed sinus pathways by displacing and/or removing inflamed tissue and bone in order to facilitate normal sinus drainage and aeration. First introduced in the United States in the 1980s, FESS is considered the standard of care for surgical intervention to treat CRS. During most procedures, the honeycomb-like cells of the ethmoid sinuses are removed, resulting in one large open cavity. ENTs may also enlarge the frontal and other sinuses by either surgically removing tissue or dilating the ostia, or opening, with a balloon.
FESS is typically performed under general anesthesia in an operating room. During the procedure, a physician inserts an endoscope into the nasal cavity to provide visualization of the patient’s anatomy. Surgical instruments, powered cutting tools and balloon dilation devices are used to remove or dilate obstructive tissue and bone. Following the surgical intervention, physicians often pack the newly opened ethmoid sinuses with gauze or other obstructive sinus packing materials to hold the sinus cavities open. Although FESS can improve symptoms and quality of life, it does not correct the underlying cause of the inflammation and patients who undergo FESS procedures often experience significant pain and require continued post-operative therapy to maintain improvements. We believe that the limitations of medical management and lack of disease resolution after FESS lead to undertreatment of many CRS patients. We estimate that only a third of patients recommended for sinus surgery proceed with the potentially beneficial procedure, which we believe is due to its limitations and high risk for additional medical management and surgical revision.
Trend for treatment in the physician office setting of care
Multiple technological advances, including balloon sinus dilation devices, have expanded the treatable CRS patient population. Sinus dilation is now utilized by physicians in their offices to treat patients with mild CRS who may not be willing to undergo or are not candidates for sinus surgery performed under general anesthesia in the operating room setting. The ability to treat patients in the office with sinus dilation has spurred interest in the ENT physician community for additional products that facilitate treatment of patients in the office setting of care.
While balloon dilation has been introduced to open frontal, maxillary and sphenoid sinuses, or dependent sinuses, in a less invasive manner, balloon dilation procedures are not designed to treat disease in the most commonly involved sinuses, the ethmoids, and this procedure does not address the underlying inflammation associated with CRS. We believe an opportunity exists to reach these undertreated patients by providing a more effective option to address inflammatory disease, while improving the overall outcomes of FESS.
Our Product Offerings
The PROPEL Family
Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for CRS patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve over time. PROPEL’s safety and effectiveness is supported by Level 1a clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. The following is a description of the products in the PROPEL family.
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
•PROPEL Mini is a smaller version of PROPEL and is approved for use in both the ethmoid and frontal sinuses. PROPEL Mini is used preferentially by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures. PROPEL Mini has also been shown by our clinical studies to reduce the need for postoperative interventions, including a 38% relative reduction in the need for postoperative interventions in the frontal sinus, compared to surgery alone with standard postoperative care.
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

The graphic below illustrates the operation of the PROPEL family in the ethmoid sinuses:
We designed the steroid drug release of the PROPEL products to have a duration of approximately 30 days to match the postoperative healing cycle characterized in published medical literature. We selected mometasone furoate as the anti-inflammatory agent among numerous evaluated compounds based on three important characteristics: absorbability, binding affinity and low systemic bioavailability. The compound preferentially absorbs into the sinus lining instead of the surrounding mucous fluid. The drug has a high glucocorticoid receptor binding affinity, making it highly potent in preventing inflammation once within tissue. Glucocorticoid receptors are the molecules in the surface membranes of cells throughout the body to which corticosteroids chemically bind. Additionally, the compound has low systemic bioavailability, meaning that it has negligible systemic safety side effects.
As of December 31, 2020, we estimate that approximately 3,200 accounts have stocked our PROPEL family of products for use by ENT physicians. Based on the number of units shipped as of December 31, 2020, we estimate that physicians have treated approximately 399,000 patients with our PROPEL family of products.
SINUVA
Following sinus surgery, the underlying chronic inflammation associated with CRS can lead to recurrent obstruction of the sinus cavity over time, especially in patients afflicted with polyps, a sign of severe inflammation. Improving care of such chronic patients holds meaningful opportunity to significantly reduce healthcare costs by reducing the need for revision surgery. We have designed the SINUVA steroid releasing implant to be placed in the physician office setting following a routine visit as an alternative treatment option for patients who are candidates for revision surgery. The implant is based on the same drug releasing bioabsorbable implant technology as the PROPEL family of products but is designed to have greater radial strength in order to dilate an obstructed, polyp-filled sinus cavity, and deliver drug for an extended period of time. SINUVA was subject to regulation as a drug product and we received approval from the FDA to commercialize SINUVA in the United States under an NDA. We believe SINUVA could be an appealing alternative to patients who have previously undergone FESS but continue to suffer from polyp recurrence.
Our family of drug releasing implants consists of polymers that control local drug release and provide structural support to adjacent tissues during the healing process. We believe the development, manufacturing and regulatory approval for products incorporating this technology requires capabilities in polymer science, drug delivery, analytical testing and combination products. These competencies allow our technical team to tailor drug formulation, polymer design, drug release duration, implant radial strength, and degradation period to meet different clinical needs. We may apply these competencies to the development of new products over time. Such new products, or changes that we make in the therapeutic agent used in our products will require FDA approval prior to commercialization in the United States.

VENSURE

The VENSURE Navigable and Stand-alone balloon offerings are sterile, single-use devices designed to remodel the bony structures within the sinuses. The distal end of the device includes an atraumatic tip and can be shaped to fit the frontal, maxillary, and sphenoid sinuses using the bending tool provided with the device. Since the distal end of the device is re-shapeable, one balloon can be modified to work on multiple sinuses within the same patient. Both versions of the product enable a physician to track the device into the sinuses using endoscopic visualization, while the VENSURE Navigable balloon allows for image-guided visualization when connected to the CUBE Navigation system. After confirmation of placement of both devices, the balloon can be inflated with saline solution, using the inflator to expand the outflow track of the targeted sinus. A suction tube may be connected directly to the fitting of the Stand-alone balloon device to provide active suction. We believe VENSURE provides for complementary use with PROPEL Contour for dilation and localized drug delivery as navigation becomes more prevalent.
CUBE Navigation

The CUBE Navigation System is an innovative virtual guidance platform for high precision ENT and ENT related skull-base surgeries. The system’s unique photo registration technology, VirtuEye™, enhances the user’s navigation experience and improves pre-surgery efficiency. This novel 3D-imaging technology mitigates common tactile tracing errors by collecting thousands of patient reference points in one camera shot. The entire photo registration process can be achieved in under 30 seconds without touching the patient. The sensor carrier containing localizer elements detects a signal within a low-energy magnetic field delivered from the navigation unit. The navigation software then displays the location of the sinus dilation instrument’s tip within multiple patient imaging planes and other anatomic renderings. CUBE can be integrated seamlessly into existing video towers and microscopes. We believe that CUBE navigation supports surgery and balloon dilation in all settings of care.
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
Our expertise in drug delivery allows us to effectively pair appropriate polymer delivery matrices with desired therapeutic agents. This allows selection of a therapeutic agent based on its clinical effectiveness and tailoring of the platform accordingly. In the case of PROPEL, we considered the wide range of off-patent corticosteroids, chose the one best suited for treatment of sinus inflammation, and customized the polymer coating to achieve the desired drug delivery.
Clinical Trial Highlights
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
PROPEL Mini Frontal Sinus Study. We have completed a prospective, randomized blinded multicenter clinical trial to support an expanded indication for placement of PROPEL Mini in the frontal sinuses called PROGRESS. Approximately 30% of patients undergoing sinus surgery for CRS suffer from frontal sinus disease. We enrolled 80 patients in the study using an intra-patient control design to assess both safety and efficacy of PROPEL Mini when placed following surgery of the frontal sinus, compared to surgery alone. The primary efficacy endpoint is the reduction in need for postoperative interventions such as the need for surgical intervention or oral steroids. In August 2015, we announced preliminary topline data from the PROGRESS trial, designed to evaluate the safety and efficacy of PROPEL Mini when placed in the frontal sinuses following surgery, showing that the study met its primary efficacy endpoint and demonstrating a statistically significant 38% relative reduction in the need for postoperative interventions compared to surgery alone. In March 2016, we received approval to expand the indication of PROPEL Mini to treat patients undergoing frontal sinus surgery.
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
SINUVA

In December 2017, we received FDA approval for SINUVA, a steroid releasing implant for the treatment of nasal polyposis in adult patients who have had ethmoid surgery. The SINUVA implant is intended to be placed in the physician office setting of care. This product’s primary mode of action is as a drug, and for this reason we were required to obtain an NDA approval from the FDA, rather than a PMA approval. In order to support the NDA application with the FDA, we completed four studies of SINUVA: a pilot study, a pharmacokinetic study, RESOLVE and RESOLVE II. In July 2016, we completed enrollment of the RESOLVE II pivotal trial, which was a prospective, multicenter, randomized, controlled, blinded study of 300 patients. Both co-primary endpoints were met, including improvement in patient-reported nasal obstruction/congestion score (p=0.0074) and reduction in bilateral polyp grade as evaluated by a panel of three sinus surgeons (p=0.0073). In addition, several pre-specified secondary endpoints were met, including the reduction in the proportion of patients still indicated for repeat sinus surgery, reduction in ethmoid obstruction, and improvement in sense of smell. The RESOLVE study (n=100) included ocular exams, and patients were followed for six months to assess longer-term outcomes. Compared to the control group, the treatment group demonstrated greater reduction from baseline to day 90 in nasal congestion/obstruction score and bilateral polyp grade (judged by an independent panel), but these primary endpoint results did not reach statistical significance (p=0.1365 and 0.0985, respectively). According to clinical investigator grading, the treatment group demonstrated statistically significant improvements in both bilateral polyp grade (p<0.02) and percent ethmoid sinus obstruction (p<0.0001) throughout the entire six-month study period. In a post-hoc analysis of nasal congestion/obstruction scores in a subset of 67 patients with at least grade 2 polyposis on each side at baseline, this outcome trended towards statistical significance in favor of the treatment group (p=0.0505). Longer-term, the study showed that at six months, control patients were at 3.6x higher risk of remaining indicated for revision surgery than treated patients. The findings from the RESOLVE study were used to inform the pivotal RESOLVE II study design.
In November 2017, we commenced the ENCORE study, a 50-patient multicenter, open-label study focused on evaluation of the safety of a repeat placement of SINUVA in a population of CRS patients with nasal polyps. Study findings showed no serious adverse events related to the implants during the measurement period and no serious adverse events related to a repeat placement during the interval studied.
Research and Development
We continue to invest in research and development in order to expand our portfolio of products and improve our existing products. This will be achieved through a series of clinical studies on existing as well as pipeline products. We plan to initiate our EXPAND study in the second quarter of 2021, which will assess the VENSURE balloon and PROPEL Contour’s collective ability to improve healing and patency rates through localized drug delivery post-balloon dilation, as well as other outcomes. The primary endpoint will be evaluated at 30 days. In order to expand our global reach, we also plan to make clinical and regulatory investments in order to expand PROPEL in Europe. Our PROPEL OPEN registry trial is in place to fulfill EU Medical Device Regulation (“MDR”) requirements and collect local data in order to support our commercial efforts. Other clinical trials initiated in the past include our investigational ASCEND drug-coated sinus balloon study initiated in December 2018. The ASCEND study was a prospective, randomized, blinded, multi-center trial of 70 patients that assessed the safety and efficacy of our ASCEND product. The ASCEND product was randomized against an uncoated balloon and, similar to clinical studies for our PROPEL family of products, the primary endpoint was evaluated at 30 days. This study assessed the ASCEND product’s ability to improve patency rates, as well as a number of other endoscopic parameters. The trial did not meet its primary endpoint of frontal sinus patency grade at day 30, as judged by an independent reviewer. The secondary endpoints were analyzed for informative purposes. The ASCEND product showed significant differences in several important secondary endpoints favoring the treatment side including reduction in inflammation and polypoid edema at all timepoints through day 30, as assessed by both the clinical investigators and the independent reviewer. There was also a notable reduction in the need for oral steroid interventions at day 30, as determined by the independent reviewer. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway.
Impact of the COVID-19 Pandemic
Prior to the COVID-19 pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined towards the end of the first quarter and throughout the second quarter as the various COVID-19 restrictions were implemented and remained in effect. However, we began to see meaningful change in the business environment towards the end of May with increased procedure volumes as select areas of the country emerged from shelter-in-place orders and restrictions on elective medical procedures were eased. This trend continued in June and throughout the remainder of 2020 as we continued to see improvements in the elective procedure market. Our business has been and will continue to be impacted by patients’ decisions to undergo sinus surgeries as ENT ASC and office procedure volumes recover. Our operations may be further impacted by COVID-19 due to changes in our manufacturing operations as a result of the easing of certain restrictions of the shelter-in-place orders issued by local and federal authorities. We continue to remain flexible in our approach to continuing our operations in light of rapidly developing laws and restrictions surrounding the COVID-19 pandemic. While the second half of 2020 provided an improving business environment, the COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability.
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
•Reduce Costs: In response to the COVID-19 pandemic, we took pre-emptive actions in the first quarter of 2020 to curtail spending and to reduce use of cash as revenues are and will continue to be materially impacted. We have also considered the incremental costs of business operations during the pandemic and expect these costs to remain until the current crisis subsides. The cost reduction actions included a) reducing our workforce by approximately 25% and furloughing an additional 5% of our workforce, b) substantially reducing new hiring, c) suspending near-term production, d) reducing discretionary operating expenses and capital expenditures, and e) delaying clinical research projects. As a result of these actions, we achieved significant cost reductions that, along with an improved operating environment as the pandemic restrictions eased, allowed us to meet our target liquidity levels at year end. We expect cost control measures to remain in place until the current crisis subsides. However, we will still continue to support our customers, physicians and patients.
Seasonality
We expect revenue from our PROPEL family of products, SINUVA, VENSURE, CUBE, and accessories to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies, which can impact sinus-related symptoms.
Competition
Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded companies, including Medtronic Inc., Olympus Corp., Johnson & Johnson, Stryker Corp., Lyra Therapeutics, and Smith & Nephew Group PLC. These companies could develop drug releasing products that could compete with our products and most of these companies enjoy several competitive advantages, including:
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
Because of the size of the market opportunity for the treatment of CRS, potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products or develop new products. New product developments that could compete with us more effectively are possible because of the prevalence of CRS and the extensive research efforts and technological progress that exist within the market. Large medical device companies with ENT divisions, such as Medtronic, also have capability in drug releasing stents. Companies may also market alternatives to current modes of treatment, such as OptiNose. Finally, there are established pharmaceutical companies evaluating monoclonal antibodies for the treatment of CRS, such as Regeneron Pharmaceuticals, Inc., who recently received FDA approval to market Dupixent for CRS with nasal polyposis.
Further, several more cost-effective alternatives exist to our products which include, but are not limited to: oral steroids, packing materials, spacers, and off-label practices not supported by clinical data. While we believe our products have significant advantages over sinus packing materials, spacers and other treatment options, they are expensive relative to packing materials and may not be fully reimbursed by third-party payors. As a result, ENT physicians may choose to use oral steroid delivery or packing/spacing materials or a combination of the two, which are less expensive, in lieu of our products.
We believe that our continued ability to compete favorably depends on:

•expanding our commercial operations to incorporate acquired products, customers, and new markets;
•continuing to innovate and maintain scientifically-advanced technology;
•having reimbursement in place to support broad adoption of our products;
•developing technologies for applications in the sinuses and other areas of ENT;
•attracting and retaining skilled personnel;
•obtaining patents or other intellectual property protection for our products; and
•conducting clinical studies and obtaining and maintaining regulatory approvals.
Intellectual Property
As of December 31, 2020, we owned 176 issued patents globally, of which 47 were issued U.S. patents, and we owned 73 pending patent applications globally, of which 17 were pending patent applications in the United states. Subject to payments of required maintenance fees, annuities and other charges, our issued patents have expiration dates between 2021 and 2039, of which 38 will expire between 2021 and 2026, and the remaining 138 will expire after 2026.
As of December 31, 2020, our trademark portfolio contained 88 trademark registrations, 13 of which were U.S. trademark registrations, as well as six pending trademark applications, all of which were U.S. trademark applications.
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
Manufacturing and Supply
We predominantly manufacture our steroid releasing implants at our facility in Menlo Park, California with components supplied by external suppliers. CUBE navigation equipment and instruments are manufactured in Hennigsdorf, Germany, and VENSURE sinus dilation balloons are procured from a third-party manufacturer. We perform inspections of these components before use in our manufacturing operations. Using these components, we assemble, inspect, test and package our implants, and send them to a third-party sterilization vendor. After sterilization, we perform inspections of the finished implants internally and via third-party laboratories to determine compliance with our specifications, after which we place the implants into our inventory and ultimately ship the finished products to customers. In addition, with the acquisition of Fiagon, we inherited the relationships with their existing distribution network which allows us to expand our global reach.
The active pharmaceutical ingredient (“API”) and a number of our critical components used in our implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, extrusions, molded components, and off-the-shelf components. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to successfully obtain the API and polymer materials used in these products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have manufacturing, supply or service agreements with a number of our single source suppliers. Each of these suppliers manufactures the components they produce for us or tests our components and devices to our specifications. For example, in January 2020, we extended the agreement we had entered into in 2014 with Hovione Inter Ltd. (“Hovione”) pursuant to which we are required to purchase 80% of our API produced according to our specifications from Hovione, in quantities to be specified in 12-month forecasts provided by us and updated on a quarterly basis. This agreement is in effect until January 2025. In addition, we have agreements with companies that provide sterilization services and analytical testing for our products, as well as suppliers from which we purchase injection molded components to our specifications, our API and our customized packaging components. We typically seek to negotiate new agreements with these vendors in advance of the expiration of the current agreements. We intend to maintain sufficient supplies of the API and components from these single source suppliers in the event that our agreements with one or more of these suppliers were to terminate to enable us to continue to manufacture our implants for a sufficient amount of time necessary to obtain another source of API or components. To date, we have not experienced any significant supply constraints or delays in procuring components and materials, and while our suppliers have generally met our demand for their products or services on a timely basis in the past, they may be unable or unwilling to meet our needs in the future.
We continue to improve our manufacturing capabilities and increase capacity as we plan for enhanced commercialization of our portfolio of products. We are committed to continuous improvement and to maintaining compliance with applicable regulations. We have facilities that are FDA-registered medical device and facilities that are FDA-registered drug manufacturers. Additionally, our facilities are ISO certified, as applicable. We are required to maintain compliance with the regulations required for the countries we distribute our products. We are periodically audited by such agencies, including the FDA and European regulatory authorities (“Notified Bodies”) as applicable. During 2020, we extended the lease term of the Menlo Park facility to December 31, 2027.
Government Regulation
United States Regulation of Medical Devices and Drugs
We are subject to numerous federal requirements. Compliance with diverse and changing legal requirements is costly, time-consuming, and requires significant resources. Our products and any product candidates that contain both device and drug components are regulated as combination products by the FDA. The FDA’s Office of Combination Products designates a primary mode of action for such drug-device combination products, with the respective primary Center within the FDA leading the regulatory review for the product, in consultation with the secondary designated Center. The FDA determined that the primary mode of action for our PROPEL family of products was that of a medical device, so these products have been approved and are regulated as medical devices. By comparison, the primary mode of action of SINUVA was designated to be its drug properties, so this product has been FDA approved and is regulated as a drug.
FDA regulations require us to register as a medical device and drug product manufacturer with the FDA. Additionally, the California Department of Health Services, (“CDHS”) requires us to register as a medical device and drug manufacturer within the state. Because of this, the FDA and other regulatory bodies inspect us on a routine basis for compliance with current good manufacturing practices. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities, and product release for distribution. We have undergone and expect to continue to undergo regular current good manufacturing practice inspections in connection with the manufacture of our products at our facility.
Medical Devices
Our PROPEL family of products are regulated in the United States as Class III medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records but are usually exempt from premarket notification requirements. VENSURE devices are Class I but required 510(k) clearance. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to clearance as substantially equivalent to a predicate device under Section 510(k) of the FDCA approval. CUBE navigation systems are regulated as Class II medical devices. Class III devices are subject to the highest level of controls and rigorous clinical testing to demonstrate safety and effectiveness and generally require a PMA, or a PMA supplement approval prior to their sale.
Manufacturers must file an Investigational Device Exemption (“IDE”) application if human clinical studies of a device are required and if the investigational use of the device represents a potential for significant risk to the patient. The IDE application must be supported by data, typically including the results of animal and engineering testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights.
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
Drugs
The clinical testing, manufacturing, labeling, serialization, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product SINUVA and any future drug products we may develop and seek to commercialize, are subject to the FDA’s drug authority and are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:
•preclinical laboratory tests and animal tests conducted under Good Laboratory Practices (“GLP”);
•submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials commence;

•adequate and well-controlled human clinical trials to establish the safety and efficacy of the product and conducted in accordance with Good Clinical Practices, or GCP;
•the submission to the FDA of an NDA;
•FDA acceptance, review and approval of the NDA; and
•satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices (“cGMPs”).
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
The FDA or other agencies, may also place other conditions on drug approvals including the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”) to assure the safe use of the product.
FDA and other agency regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved PMA or NDA, etc., including product recall.
Other Healthcare Laws and Health Reform
Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including but not limited to federal and state anti-kickback, false claims, transparency, health information privacy and security laws. Violations of applicable healthcare laws and regulations may result in significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if a corporate integrity agreement or similar agreement is executed to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations. In addition, violations may also result in reputational harm, diminished profits and future earnings.
Additionally, in the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, including the proposed modification to some of the aforementioned laws. In the United States, there have been, and continue to be, a number of healthcare-related legislative initiatives that have significantly affected the healthcare industry. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and procedures. Our ability to commercialize our products successfully depends in part on the extent to which coverage and adequate reimbursement is available from third-party payors. As such, cost containment reform efforts may result in an adverse effect on our operations.
For more information, see “Risk Factors.”
Foreign Regulation
In order for us to introduce our products in countries outside of the United States, we must obtain regulatory approvals and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Some countries have regulatory review processes that are substantially longer than U.S. processes. Failure to obtain regulatory approval in a timely manner and meet all of the local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines. We believe we are in material compliance with all statutes and regulations applicable to our operations.
Commercialization of medical products in Europe is regulated by the European Union (“EU”). The EU presently requires that all medical products bear the CE mark for compliance with the Medical Device Directive (“MDD”) as amended. The CE mark is an international symbol of adherence to certain essential principles of safety and performance mandated in applicable European medical product directives, which once affixed, enables a product to be sold in member countries of the EU and those affiliated countries that accept the CE mark. To obtain a CE mark, defined products must meet minimum standards of performance, safety, and quality, and then according to their classification, comply with one or more of a selection of conformity assessment routes. In order to maintain CE Markings, we must maintain compliance with ISO 13485. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. If we modify our existing products or develop new products in the future, we may need to apply for authorization to affix the CE mark to such products.
In May 2017, the MDR was implemented to replace the MDD. The MDR will come into effect in May 2021 and imposes stricter requirements for the marketing and sale of medical products and grants Notified Bodies increased post-market surveillance authority. We may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify existing products to comply with the official interpretations of these revised regulations. In addition, we may be required to reapply for CE marks under the MDR, in order to maintain our products in the EU Market after the expiration date of our current MDD CE marks. Failure to comply with the new regulations and obtain regulatory approval in a timely manner could prevent us from continuing to market our products in such countries.
Market Access and Reimbursement
We continue to make meaningful advancements in our reimbursement strategy to improve access in all settings of care for both PROPEL and SINUVA, as well as incorporate existing reimbursement programs for CUBE navigation equipment and accessories and balloon dilation. However, uncertainty exists as to the coverage and reimbursement status of any products for which we have or may obtain regulatory approval. Sales of our PROPEL family of products, SINUVA, and any of our other product candidates, will depend, in part, on the extent to which the products will be covered and the costs of the products will be adequately reimbursed by third-party payors, including government healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for securing coverage for a product is separate from the process for establishing a reimbursement rate for the product if separately payable. Third-party payors may limit coverage to specific patient subpopulations and may limit coverage based on product inclusion on an approved list, or formulary, which might not include all FDA-approved products for a particular indication. A payor’s decision to provide coverage for a product does not ensure an adequate reimbursement rate.
Our PROPEL family of products are used primarily in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used primarily in the physician office setting. However, payment is subject to payor coverage on the basis of either written medical policies related to the product or individual patient medical necessity. If, as a result of policies the payor has in place regarding these products, hospitals or other service providers are unable to receive adequate reimbursement to support the use of our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. We applied to the Centers for Medicare & Medicaid Services (“CMS”) for a product-specific J code for SINUVA, and in July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Subsequently, CMS approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. The new C code described as “C9122 Mometasone furoate, sinus implant, 10 micrograms”, took effect on July 1, 2020. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. Moreover, in January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms.” The new PROPEL and SINUVA codes are scheduled to take effect April 1, 2021. Prior to October 1, 2019, reimbursement submissions to cover the cost of SINUVA were reported to payors using the unassigned Healthcare Common Procedure Coding System, or HCPCS, code J3490.
For more information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital Resources
We believe that our continued success is reliant on the ability to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Intersect ENT an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs.
As of December 31, 2020, we had 406 employees, consisting of 74 in manufacturing, 93 in research and development, and 239 in sales, general and administrative. Our employees are based in the U.S. and in several countries in Europe, primarily Germany and the UK.
In the attraction, development and retention of talent, we emphasize:
Compensation and Benefits. We strive to provide competitive compensation and benefits programs to attract and retain top talent and review these programs annually against the competitive landscape to ensure they continue to meet the needs of our employees. In addition to salaries, these programs include a variety of short and long-term incentive plans such as annual bonuses, equity awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate the retention and engagement of our talent.
Talent Development. We believe employees are our greatest asset and we strive to provide development and promotional opportunities in order to help our employees reach their potential. We provide formal and informal training opportunities designed to enhance learning and development. Consistent with our quarterly review process, we foster and encourage continuous manager and employee dialogue around performance and development.
Health, Safety and Wellness. We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for essential employees continuing critical on-site work.
Diversity, Equity, and Inclusion. One of our core values is diversity of thought, values, individual characteristics, beliefs and backgrounds. We are an equal opportunity employer and believe that diverse and differentiated views contribute to make us a better organization. It is our conscious effort to support the advancement of women and promote equal opportunity for all our employees within the workplace.
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
Risks Related to COVID-19 Pandemic
The impact of COVID-19, and the various medical, social and economic measures being implemented to combat its proliferation, has had and will continue to have a material adverse effect on our business, financial condition, results of operations, and liquidity.
Our business has been materially and adversely impacted by the Novel Coronavirus Disease 2019 (“COVID-19”) and we are subject to continuing risks related to the COVID-19 pandemic. The extent and duration of the pandemic is currently unknown. As a result of the COVID-19 pandemic and the associated medical, social and economic restrictions that have been put in place, our customers suspended performing elective procedures in hospitals, which is where the majority of our products are utilized, and although there has been a partial lifting of these suspensions in some jurisdictions, it is currently unknown when these suspensions will be fully lifted. As a result, our sales have been materially and adversely affected. Further, our business has and will be impacted by hospitals continuing to suspend elective surgical procedures and reduced ear, nose and throat (“ENT”) Ambulatory Surgery Centers (“ASC”) and office procedures. While we have taken several measures in response to COVID-19 and its effects on our employees, customers, their patients and our business, a prolonged duration and the ultimate impact of COVID-19, as well as many of the measures implemented to address the threat posed by COVID-19, has and will continue to materially affect our business.
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
Even as shelter-in-place orders and other restrictions are lifted, it is uncertain as to when elective procedures will return to their original levels or if they will return to their original levels at all. Further, some physicians may not feel comfortable performing, and some patients may not feel comfortable undergoing, such procedures. Alternatively, at the point that restrictions are lifted, in whole or in part, there may be an increased demand for our products as delayed procedures are scheduled and performed. We may face challenges as we continue our manufacturing and distribution operations, including the risk of further potential outbreaks of COVID-19 cases.
Our ability to raise capital may be materially adversely impacted by COVID-19.
The COVID-19 pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability. The macroeconomic impact on the global economy has been and may continue to be severe. Any sustained disruption may increase our cost of capital and adversely affect our ability to access the capital markets in the future.

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
Financial and Operational Risks
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2003. We incurred net losses of $72.3 million, $43.0 million and $22.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $303.1 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements, and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
Our revenue is generated primarily from our PROPEL® family of products and, to a lesser extent, SINUVA®, VENSURE, and CUBE. Our revenue is dependent on the success of these products, and if these products fail to grow or to continue experiencing expanded adoption, our business will suffer.
We expect that sales of the PROPEL family of products, together with SINUVA, VENSURE, and CUBE, will account for a large portion of our revenue for the foreseeable future. In addition, our ability to become profitable will depend upon the commercial success of these products. We market our products primarily to ENT physicians who may be slow or fail to adopt our products or who may use our products in only a small percentage of their eligible patients for a variety of reasons, including, among others:
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

Pricing pressure from our hospital and ASC customers due to cost sensitivities resulting from healthcare cost containment pressures and reimbursement changes could decrease demand for our products, the prices that customers are willing to pay and the frequency of use of our products, which could have an adverse effect on our business.
Hospitals and ASC that purchase our products typically bill various third-party payors for a facility fee to cover the costs of supplies, including our PROPEL family of products, used in sinus surgery procedures. Because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our steroid releasing implants can impact the profit margin of the hospital or surgery center where the sinus surgery is performed. Some of our target customers may be unwilling to adopt or use broadly our steroid releasing implants in light of the additional associated cost. Further, any decline in the amount payors reimburse our customers for sinus surgery procedures could make it difficult for existing customers to continue using, or to adopt, our steroid releasing implants. This could create additional pricing pressure for us.
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
We are early in our commercialization of SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies have been seeking reimbursement for the product using an unassigned J Code. We applied for a product-specific J code in the 2018 process, but it was not granted, and we reapplied in the 2019 process. In July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate, sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Subsequently, CMS approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. The new C code described as “C9122 Mometasone furoate, sinus implant, 10 micrograms”, took effect on July 1, 2020. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. Moreover, in January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms.” The new PROPEL and SINUVA codes are scheduled to take effect April 1, 2021. We have limited experience with these reimbursements and do not know how effective these approaches will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement codes are used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:
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
Our PROPEL family of products are used primarily in the operating room setting in hospitals and ASC where the cost of these products is paid for out of the reimbursed facility fee associated with sinus surgery. Should this fee be reduced by commercial payors or government agencies or should the occurrence of procedures shift significantly to lower cost centers of care with lower reimbursement, our ability to sell our PROPEL family of products may be limited. At present, there is very little usage of PROPEL products in the office setting of care because sinus surgery is more typically performed in the operating room and because there is limited reimbursement for the PROPEL family of products available in the office setting of care. While there are a few payors that may provide such coverage, that can change, and the majority of payors consider this usage experimental and investigational and therefore would not cover reimbursement claims.
Our future growth depends on physician awareness and adoption of our steroid releasing implants and other products.
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
We train our physician customers on the proper techniques in using our devices to achieve the intended outcome. The successful use of our steroid releasing implants and other products depends in large part on the physician’s adherence to the techniques that they are provided in our product labeling. In the event that physicians do not adhere to these techniques or if they perceive that our products are too cumbersome for them to use, we may have difficulty facilitating adoption. Additionally, physicians may develop their own techniques for use of our products during insertion and during the period in which the drug is delivered and is absorbed. For example, we are aware some physicians are removing our steroid releasing implants before all of the drug has been released into the surrounding tissue. While physicians were allowed to remove the implant at any time at their discretion in our clinical studies, early removal could lead to suboptimal outcomes. In addition, if physicians utilize our products in a manner that is inconsistent with how they were studied clinically, their outcomes may not be consistent with the outcomes achieved in our clinical studies, which may impact their perception of patient benefit and limit their adoption of our products.
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
Each ENT physician’s individual experience with our steroid releasing implants will vary, and we believe that physicians will compare actual long-term outcomes in their own practices using our steroid releasing implants against sinus surgery used in conjunction with traditional sinus packing techniques. A long-term, adequately-controlled clinical study comparing sinus surgery performed in conjunction with our steroid releasing implants against sinus surgery performed in conjunction with the variety of traditional sinus packing techniques incorporated by physicians would be expensive and time-consuming and we have not conducted such a study. If the experience of physicians indicates that the use of our steroid releasing implants in functional endoscopic sinus surgery (“FESS”) is not as safe or effective as other treatment options or does not provide a lasting solution to patients with chronic sinusitis, adoption of our products may suffer, and our business would be harmed.
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
Establishing additional or replacement suppliers for the API or any of the components or processes used in our products, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, or design which could result in further delay. For example, the FDA, could require additional supplemental data if we rely upon a new supplier for the API used in our products. While we seek to maintain adequate inventory of the single source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.
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
Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of the companies developing or marketing ENT products are publicly traded companies, including Medtronic, Olympus, Johnson & Johnson, Stryker, Lyra Therapeutics, and Smith & Nephew Group PLC. These companies could develop drug releasing products that could compete with our products and most of these companies enjoy several competitive advantages, including:
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
The prevalence of sinus procedures being performed in the office has increased since sinus dilation products for use in the office setting received Category I Current Procedural Terminology (“CPT”) codes in 2011. As a result, the number of companies selling sinus dilation products has increased and well-known companies such as Medtronic, Stryker and Johnson & Johnson have begun to sell sinus dilation products. We entered this market in October 2020 with the acquisition of Fiagon AG Medical Technologies (“Fiagon”). This has led to increased marketing investments to sell these sinus dilation products in an attempt to not only grow the overall sinus procedure market but also to shift procedures from the operating room to the office. If more patients are treated for chronic sinusitis in a physician office with a sinus dilation product rather than through FESS procedures in the operating room, the volume of FESS procedures performed may not grow as anticipated and our ability to sell our products may be harmed.
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
•substantial monetary awards to patients or other claimants; or
•loss of revenue.
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
If we were to lose any of our executive management, it could adversely impact our future operations.
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
We do not have redundant facilities. In the United States, we perform the majority of our research and development, manufacturing and commercialization activity and maintain most of our raw material and a significant portion of our finished goods inventory in a single location in Menlo Park, California. Menlo Park is situated on or near earthquake fault lines. Outside of the United States, CUBE navigation equipment and instruments are manufactured at a single facility in Hennigsdorf, Germany. Our facilities and equipment would be costly to replace and could require substantial lead time to repair or replace. The facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire, water shortages and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of raw materials and finished product reserve, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all. In addition, while we have a limited amount of inventory at a third-party storage and fulfillment centers, that inventory may not be sufficient to continue our operations if our primary facility is damaged. The occurrence of natural disasters or acts of terrorism could also cause delays in our customers’ supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters or acts of terrorism could have a material adverse effect on our business, our results of operations and our financial condition.

As our company diversifies its portfolio of products and expands its international reach, we continue to expand the complexity of our operations. We may encounter difficulties in managing this expansion, which could disrupt our business.
SINUVA was our first commercially available product that is currently regulated as a drug. To sell this product, we have expanded and continue to expand the scope of our operations to comply with manufacturing and regulatory requirements of a drug. We have also added a network of specialty pharmacies and specialty distributors to support product access and to provide capabilities to handle new operational requirements. We are relying on one integrated sales force to sell all our products. Furthermore, the acquisition of Fiagon expanded the scope of our products and services, including the sale of capital equipment and maintenance services. We will remain subject to ongoing inspection by regulatory agencies and must maintain compliance with both device and drug regulatory requirements for Quality Systems Regulation and Good Manufacturing Practice compliance, respectively.
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
Clinical failure can occur at any stage of the testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. In October 2019, we announced our ASCEND trial did not meet its primary endpoint of frontal sinus patency grade at day 30, as judged by an independent reviewer. The ASCEND study was designed to analyze the secondary endpoints if the primary endpoint passed, to help with interpretation of the data and for use designing the subsequent pivotal study. The secondary endpoints were analyzed for informative purposes. The ASCEND product showed significant differences in several important secondary endpoints favoring the treatment side including reduction in inflammation and polypoid edema at all timepoints through day 30, as assessed by both the clinical investigators and independent reviewer. There was also a notable reduction in the need for oral steroid interventions at day 30, as determined by the independent reviewer. This study gives us valuable insight into the performance of our novel drug-coated balloon, enabling us to refine our clinical and regulatory pathway. The ASCEND study evaluated a clinical version of our drug-coated balloon and we are making enhancements to the product to support the ultimate commercial design. We continue to plan to conduct our pivotal clinical studies utilizing the version of the product we intend on commercializing.
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
On January 31, 2020, the UK withdrew from the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Under the withdrawal agreement between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the UK and the EU was agreed on in December 2020.
Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. Since a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our products and product candidates in the UK or the EU. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization is required to market products in Great Britain. It is currently unclear whether the Medicine & Healthcare products Regulatory Agency (“MHRA”) in the UK is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our products in the UK or the EU. Although the UK is currently a very small portion of our business, these regulatory changes could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the euro with respect to each other and to the U.S. dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. In any event, we do not know to what extent, or when, the UK’s withdrawal from the EU will impact our business, particularly our ability to conduct international business. Moreover, in the U.S., tariffs on certain U.S. imports have recently been imposed, and the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. However, these tariffs and other trade restrictions, whether resulting from the UK’s withdrawal from the EU or otherwise, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
If we elect to pursue but fail to successfully acquire or effectively and efficiently integrate new third-party businesses, products, and/or technologies, we may not realize expected benefits of the transaction or our existing business may be harmed by the distraction, resource demands or unforeseen consequences of the endeavor.
We need to grow our businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition or license of complementary businesses, products, or technologies rather than through internal development, such as our acquisition of Fiagon.
Identifying suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, such as our acquisition of Fiagon, we may not be able to successfully integrate newly acquired organizations, products, technologies, or employees into our operations or may not fully realize some of the expected synergies. An acquired company may have deficiencies in product quality, regulatory marketing authorizations, internal controls, or intellectual property protections, which are not detected during due diligence activities or which are unasserted at the time of acquisition. It may be difficult, expensive, and time-consuming for us to re-establish market access, regulatory compliance, or cure such deficiencies in product quality, internal controls, or intellectual property protection in such cases, which may have a material adverse impact on our financial conditions, results of operations, or cash flows. Further, we may record material intangible assets and goodwill related to such companies we acquire. If we determine that future results of the acquired businesses do not meet our expectations, we may be required to record impairments, which would be material and have an adverse effect on our results of operations.
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
Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Our primary exposure to fluctuations in foreign currency exchange rates relate to our acquisition of Fiagon. The strengthening of the Euro relative to the U.S. dollar could adversely affect our foreign-currency-denominated purchase obligation. To the extent that transactions by Fiagon are denominated in currencies other than the Euro, we bear the risk that fluctuations in the exchange rates of the Euro in relation to other currencies could decrease our revenue or increase our costs and expenses, therefore having an adverse effect on our future results of operations. We have entered into hedging transactions to reduce the impact of foreign currency fluctuations. The availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for additional discussion regarding the impact of foreign currency risk.
If we experience significant disruptions in our information technology systems, our business may be adversely affected.
We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Our current systems provide physical and virtual redundancy while being operated from our physical location in Menlo Park. We are currently in the process of upgrading our information technology systems, including as a result of our acquisition of Fiagon and the need to integrate our information technology systems with those of Fiagon. While we will attempt to mitigate interruptions in our information technology systems, as we upgrade our systems to an enterprise resource planning, or ERP, we may experience delays, events or circumstances which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Further, third parties may attempt to hack into our information systems and may obtain our proprietary information. In the event we experience significant disruptions, whether as a result of unexpected delays or difficulties with the upgrades or integration, or as a result of natural disasters or security breaches, we may not be able to implement or repair our systems in an efficient and timely manner. If any of these events or delays occur, they may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows.

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
Our currently marketed products are subject to Medical Device Regulation (“MDR”) and drug postmarketing safety reporting obligations, which require that we timely report any incidents to the FDA. In the European Union, our CE Marked products are subject to vigilance reporting.
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
In addition, events raising questions about the safety of certain marketed products may result in increased caution by the FDA and other regulatory authorities in reviewing new products based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. For example, any post-clearance modifications to the VENSURE devices may require submission of a new 510(k) notification and if we fail to obtain such clearance, we may have to recall any affected devices.
If we participate in but fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program, or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition and results of operations.
If we participate in the Medicaid Drug Rebate Program, and other governmental pricing programs, we will be obligated to pay certain specified rebates and report pricing information with respect to SINUVA. Pricing and rebate calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer price (“AMP”), and best price, (“BP”), for the quarter. If we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due, and CMS may request or require restatements for earlier periods as well. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the Public Health Service’s 340B drug pricing program, or 340B, and under other similar government pricing programs
We will also be liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B refunds, if we are found to have knowingly submitted false AMP or BP information to the government, we may be liable for civil monetary penalties. If we are found to have made a misrepresentation in the reporting of our AMP, we may be liable for civil monetary penalties as well. Our failure to submit monthly or quarterly AMP and BP data on a timely basis could result in a civil monetary penalty for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid for SINUVA. A final regulation imposes a civil monetary penalty for each instance of knowingly and intentionally charging a 340B covered entity more than the 340B ceiling price.
Federal law requires that a company must participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program to be eligible to have its products paid for with federal funds. As part of this program, we are obligated to make SINUVA available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (“FCP”) to several federal agencies including the VA, the U.S. Department of Defense, the Public Health Service and the U.S. Coast Guard. The FCP is based on the Non-Federal Average Manufacturer Price (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the U.S. civil False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition and results of operations.
If we materially modify our approved products, we may need to seek and obtain new approvals, which, if not granted, would prevent us from selling our modified products.
A component of our strategy is to continue to modify and upgrade our steroid releasing implants. Medical devices and drug products can be marketed only for the indications for which they are approved. We have received a number of PMA and NDA supplement approvals, as well as substantial change approvals in the EU. We may not be able to obtain additional regulatory approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability.
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
There are numerous U.S. federal and state healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, physicians, hospitals, ASC, group purchasing organizations and our independent distributors are subject to scrutiny under these laws. Violations of these laws can subject us to significant penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses and their business associates that perform services for them that involve individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements, as well as comparable international privacy laws (e.g., the European Union’s General Data Protection Regulation, or GDPR), or localized privacy laws (e.g., the California Consumer Privacy Act of 2018, effective beginning January 2020, mirroring a number of the key provisions in the GDPR);
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
In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payments Sunshine Act that imposes annual reporting requirements on device and pharmaceutical manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Effective January 1, 2021, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Manufacturers are required to report to CMS the detailed payment and transfers of value data and submit legal attestation to the accuracy of such data by the 90th day of each calendar year. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts, Vermont, Maine, Minnesota and New Jersey, impose restrictions on device and pharmaceutical manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.
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
There have been executive, judicial and congressional challenges to other aspects of the Affordable Care Act. For example, since January 2017, the previous President of the United States signed several executive orders and other directives designed to eliminate, circumvent, or loosen certain requirements, or implementation of certain requirements, mandated by the Affordable Care Act. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020 the Affordable Care Act's mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans, and effective January 1, 2020, also eliminates the health insurer tax. Additionally, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Further, on December 14, 2018, a United States District Court Judge in the Northern District of Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select

Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per year, which went into effect in April 2013 and, following passage of subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030, unless additional congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, and proposed and enacted federal legislation designed to bring transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reduce the cost of products and services reimbursed under governmental healthcare programs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability.
Given the current political environment, and the new presidential administration, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
We are subject to the FCPA and other anti-bribery legislation around the world. The FCPA prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We may face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, particularly in countries with developing economies, some of which may represent attractive markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. There can be no assurance that none of our employees and agents, or those companies to which we outsource certain portions of our business operations, including distributors, will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.
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
We own numerous issued patents and pending patent applications that relate to the sinus delivery of sustained release therapeutics, sinus delivery of implants, implant designs, as well as individual components of our steroid releasing systems. The API contained in our steroid releasing implants is generic and is not the subject of independent patent protection. We also own numerous issued patents and pending patent applications that relate to our navigation systems (e.g., CUBE) and our balloon devices (e.g., VENSURE). If any of our patents expire, or are challenged, invalidated or legally circumvented by third parties, and we do not own other enforceable patents protecting our products, competitors could market products and use processes that are substantially similar to, or superior to, ours, and our business may suffer. For example, 38 of our patents expire between 2021 and 2026, and if our other patents on our products do not provide sufficient patent protection, companies may be able to design around these patents once they expire. In addition, the patents we own may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes comparable to ours without infringing on our intellectual property rights.
We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”), or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights. An adverse determination in any such submission, proceeding, or litigation may reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which may have a material adverse effect on our business.
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
Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Competitors could purchase our steroid releasing implants, navigation systems, and/or balloon devices and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position may be adversely affected, as may our business.
We may in the future be a party to patent and other intellectual property litigation and administrative proceedings that may be costly, may interfere with our ability to sell our commercial and, if approved, pipeline products, and if we are not successful in defending ourselves, could also cause us to pay substantial damages and prohibit us from selling our products.
There are U.S. and foreign patents issued to third parties that relate to the same field as some of our products. Some of these patents may be broad enough to cover one or more aspects of our present or future technology. We do not know whether any of these patents, if they exist and are challenged, would be held valid, enforceable, and infringed. We have received, and likely will continue to receive, letters from third parties accusing us of infringing and/or inviting us to license their patents. We may be sued by, or become involved in an administrative proceeding with, one or more of these third parties.
The industries in which we operate in have been characterized by frequent and extensive intellectual property litigation. Additionally, the ENT market is extremely competitive. Our competitors, such as Medtronic, Olympus, Johnson & Johnson, Stryker, and Smith & Nephew Group PLC, or other patent holders may assert that one or more of our portfolio of products (e.g., steroid releasing implants, CUBE, VENSURE) and the methods employed in the use of our products are covered by their patents. If our steroid releasing implants or methods are found to infringe, we may be prevented from manufacturing or marketing our steroid releasing implants. In the event that we become involved in such a dispute, we may incur significant costs and expenses, may be prevented from marketing our products and may need to devote resources to resolving any claims, which would reduce the cash we have available for operations, and our technical and management personnel will experience a significant diversion of time and effort defending our company. If third parties in patent administrative proceedings are successful, our patent portfolio may be adversely affected. If we lose a patent lawsuit, alleging our infringement of a competitor’s patents, we may be prevented from marketing one or more of our portfolio of products in one or more countries.

We may also initiate litigation against third parties to protect our own intellectual property. Our intellectual property has not been tested in litigation. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which may undermine our competitive position.
We cannot assure that a court or administrative body would agree with any arguments or defenses we may have concerning invalidity, unenforceability, or non-infringement of any third-party patent. In addition to the issued patents of which we are aware, other parties may have filed, and in the future are likely to file, patent applications covering products that are similar or identical to ours. We cannot assure that any patents issuing from applications filed by a third party will not cover our products or will not have priority over our patent applications.
Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, may be expensive and time-consuming and may divert management’s attention from our core business. If we lose this kind of litigation, a court may require us to pay substantial damages, treble damages and attorneys’ fees, and prohibit us from using technologies essential to one or more of our portfolio of products, any of which may have a material adverse effect on our business, results of operations and financial condition. If relevant patents are upheld as valid and enforceable and we are found to infringe, we may be prevented from selling one or more of our portfolio of products unless we can obtain licenses to use technology covered by such patents. We do not know whether any necessary licenses or related royalties would be available to us on satisfactory terms, if at all. If we cannot obtain these licenses, we may be forced to design around those patents at additional cost or abandon our products altogether. As a result, our ability to grow our business and compete in the market may be harmed. We cannot be certain that we will have the financial resources or the substantive arguments to defend our parents from infringement or claims of invalidity or unenforceability, or to defend against allegations of infringement of third-party patents. In addition, any public announcements related to litigation or administrative proceedings initiated by us, or initiated or threatened against us, could cause our stock price to decline.
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
We believe we have adequate cash and other resources to operate for at least twelve months from the issuance of this Annual Report on Form 10-K, including funding our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt and lease payments. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:
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
Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes a “change of control,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs and research and development credit carryforwards, even if we attain profitability. In addition, at the state level, there may be periods during which the use of NOLs is suspended, or otherwise limited, including a recent California franchise tax law change limiting the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023. Furthermore, the NOLs acquired from our acquisition of Fiagon may be subject to certain limitations.
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
Risks Related to Our Common Stock
It is difficult to forecast future performance, which may cause our financial results and stock price to fluctuate unpredictably.
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
•our ability to expand the geographic reach of our sales and marketing efforts, including into the UK and the EU in light of regulatory and geopolitical uncertainties arising from Brexit and the new European MDR;
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
•the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then outstanding shares of voting stock, voting as a single class, will be required (a) to amend certain provisions of our certificate of incorporation, including provisions relating to the size of the board, removal of directors, special meetings, actions by written consent and cumulative voting and (b) to amend or repeal our bylaws, although our bylaws may be amended by a simple majority vote of our board of directors;
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
General Risk Factors
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
Item 1B.     Unresolved Staff Comments
None.
Item 2.    Properties

We occupy approximately 50,400 square feet of leased office and laboratory space as well as approximately 10,200 square feet of warehouse space located in Menlo Park, California. The lease of the office and laboratory space expire on December 31, 2027 while the lease of the warehouse expires on September 1, 2024. We also occupy approximately 3,500 square feet of office space in Austin, Texas, which will expire on January 31, 2024. In addition, we occupy approximately 7,300 square feet of space in Hennigsdorf, Germany for manufacturing and research and development, which will expire in February 2022. We believe that our facilities are sufficient to meet our current needs.
Item 3.    Legal Proceedings
The information included in Note 11 to the consolidated financial statements included in Part IV of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock are traded on the Nasdaq Global Market, or Nasdaq, under the symbol XENT.
As of March 2, 2021, there were approximately 14 stockholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during fiscal year ended December 31, 2020, that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.
Performance Graph
The graph below compares the cumulative total return to security holders of our common stock with the comparable cumulative returns of the Nasdaq Composite and Biotechnology Indexes as well as the S&P Healthcare Equipment Select Industry Index. The graph assumes the investment of $100 on December 31, 2015 through December 31, 2020. Points on the graph represent the performance at year-end.
The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

CUMULATIVE TOTAL RETURN*
Among Intersect ENT, INC, the NASDAQ Composite Index, NASDAQ Biotechnology Index, and S&P Healthcare Equipment Select Industry Index

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Intersect ENT, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index
S&P Healthcare Equipment Select Industry Index

*$100 invested on December 31, 2015 in stock or index. Fiscal year ended December 31, 2020.

	Cumulative Total Return as of
	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Intersect ENT, Inc.	100.00	53.78	144.00	125.24	110.67	101.78
NASDAQ Composite Index	100.00	107.50	137.86	132.51	179.19	257.38
NASDAQ Biotechnology Index	100.00	78.32	94.81	85.97	106.95	134.42
S&P Healthcare Equipment Select Industry Index	100.00	112.41	146.10	157.21	195.48	260.82
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
Item 6.     Selected Financial Data
Selected financial data is not presented here pursuant to early adoption of new SEC rules relating to this item. The statement of operations data for the years ended December 31, 2020, 2019, and 2018, and the balance sheet data as of December 31, 2020 and 2019, are presented in the audited consolidated financial statements in Part IV of this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2018, 2017, and 2016, and the balance sheet data as of December 31, 2018, 2017, and 2016, are not included in this report, and are provided in Part IV of our Annual Reports on Form 10-K for the years ended December 31, 2018, 2017, and 2016.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to future events or our future financial performance that involve risks, uncertainties and assumptions. Our actual results and timing of events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this report. Please see “Cautionary Information Regarding Forward-Looking Statements” at the beginning of this Form 10-K for additional information you should consider regarding forward-looking statements. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
Overview
We are a global ear, nose and throat (“ENT”) medical technology leader dedicated to transforming patient care. Our U.S. Food and Drug Administration (“FDA”) approved steroid releasing products are designed to provide mechanical spacing and deliver targeted therapy (mometasone furoate) to the site of disease. These products include our PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in adult patients to reduce inflammation and maintain patency following sinus surgery primarily in hospitals and ambulatory surgery centers (“ASC”) and has increasing applications in the physician office setting of care in conjunction with balloon dilation and following post-surgical debridement. SINUVA is a physician administered drug, designed to be used in the physician office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. In October 2020, we acquired Fiagon AG Medical Technologies (“Fiagon”), a global leader of electromagnetic surgical navigation solutions with an expansive portfolio of ENT product offerings, including the VENSURE sinus dilation platform (“VENSURE”) and CUBE surgical navigation system and instrumentation (“CUBE”), that complement our PROPEL and SINUVA sinus implants across all settings of care and extend our geographic reach. The PROPEL family of products are combination products regulated as devices approved under a Premarket Approval (“PMA”) and SINUVA is a combination product regulated as a drug that was approved under a New Drug Application (“NDA”). The VENSURE products received 510(k) clearance in August 2020. CUBE and VENSURE are both regulated as medical devices.
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
Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic sinusitis patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve over time. PROPEL’s safety and effectiveness is supported by Level 1a clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. Approximately 399,000 patients have been treated with PROPEL products to-date.
•PROPEL is a self-expanding implant designed to conform to and hold open the surgically enlarged sinus while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days and is absorbed into the body over a period of approximately six weeks.
•PROPEL Mini is a smaller version of PROPEL and is approved for use in both the ethmoid and frontal sinuses. PROPEL Mini is used preferentially by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures.
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

Our PROPEL family of products are used primarily in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used almost exclusively in the physician office setting. VENSURE provides for complementary use with PROPEL Contour for dilation and localized drug delivery. CUBE navigation supports surgery and balloon dilation in all settings of care. We applied to the Centers for Medicare & Medicaid Services (“CMS”) for a product-specific J code for SINUVA, and in July 2019, CMS announced their final decision to establish a new J code described as “J7401 Mometasone furoate sinus implant, 10 micrograms.” This new J code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Subsequently, CMS approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. The new C Code described as “C9122 Mometasone furoate, sinus implant, 10 micrograms”, took effect on July 1, 2020. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. Moreover, in January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms.” The new PROPEL and SINUVA codes are scheduled to take effect April 1, 2021. Prior to October 1, 2019, reimbursement submissions to cover the cost of SINUVA were reported to payors using the unassigned Healthcare Common Procedure Coding System (“HCPCS”) code J3490.
Our VENSURE Navigable and Stand-alone balloon offerings are used to access and treat the frontal, sphenoid sinus and maxillary ostia in adults using a trans-nasal approach. The VENSURE Navigation balloon is intended for use in conjunction with the CUBE navigation system during sinus procedures when surgical navigation or image-guided surgery may be necessary to locate and displace bone, or cartilaginous tissue surrounding the drainage pathways of the frontal, maxillary, and sphenoid sinuses to facilitate dilation of the sinus ostia.
Our CUBE Navigation System is an innovative virtual guidance platform for high precision ENT and ENT related skull-base surgeries. The system’s unique photo registration technology, VirtuEye™, enhances the user’s navigation experience and improves pre-surgery efficiency. This novel 3D-imaging technology mitigates common tactile tracing errors by collecting thousands of patient reference points in one camera shot. The entire photo registration process can be achieved in under 30 seconds without touching the patient.
We also continue to perform research and development activities and clinical trials in order to expand our portfolio of products and improve our existing products. We plan to initiate the EXPAND study in the second quarter of 2021, which will assess the VENSURE balloon and PROPEL Contour’s collective ability to improve healing and patency rates through localized drug delivery post-balloon dilation, as well as other outcomes. The primary endpoint will be evaluated at 30 days. In order to expand our global reach, we also plan to make clinical and regulatory investments in order to expand PROPEL in Europe. Our PROPEL OPEN registry trial is in place to fulfill EU Medical Device Regulation (“MDR”) requirements and collect local data in order to support our commercial efforts. Other clinical trials initiated in the past include our investigational ASCEND drug-coated sinus balloon study initiated in December 2018.
Impact of the COVID-19 Pandemic
Prior to the COVID-19 pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined towards the end of the first quarter and throughout the second quarter as the various COVID-19 restrictions were implemented and remained in effect. However, we began to see meaningful change in the business environment towards the end of May with increased procedure volumes as select areas of the country emerged from shelter-in-place orders and restrictions on elective medical procedures were eased. This trend continued in June and throughout the remainder of 2020 as we continued to see improvements in the elective procedure market. Our business has been and will be impacted by patients’ decisions to undergo sinus surgeries and as ENT ASC and office procedure volumes begin to recover. We continue to remain flexible in our approach to continuing our operations in light of rapidly developing laws and restrictions surrounding the COVID-19 pandemic. While the second half of 2020 provided an improving business environment, the COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe and may impact our operations and financial results.
Components of Our Results of Operations
Revenue

Our revenue has been derived almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018, as well as sales of CUBE and VENSURE products beginning in the fourth quarter of 2020 with the acquisition of Fiagon. While performance until the end of February 2020 was relatively consistent with our expectations, our revenue substantially declined toward the end of the first quarter and throughout the second quarter as the various COVID-19 restrictions were implemented. With the return of outpatient procedures and a focus on office-based procedures, we began to see an increase in our performance and a positive upward trend toward the end of the second quarter and throughout the remainder of 2020. While our business has been and may continue to be impacted by hospitals suspending elective surgical procedures and reduced ENT office visits for an extended period of time, we anticipate revenue growth in 2021, based on the increased elective procedure volumes and enrollment trends in the fourth quarter. Once the disruption from the COVID-19 pandemic subsides, we expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. Revenue from SINUVA is recognized net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known.
Our revenue is almost entirely derived from within the United States and no single customer accounted for more than 10% of our revenue during the years ended December 31, 2020, 2019 and 2018.
Cost of Sales and Gross Profit
We manufacture our PROPEL family of products and SINUVA in our facility in Menlo Park, California. CUBE navigation equipment and instruments are manufactured in Hennigsdorf, Germany, and VENSURE sinus dilation balloons are procured from a third-party manufacturer. Cost of sales consists primarily of manufacturing overhead costs, material costs, direct labor and other direct costs such as shipping costs. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. Once the disruption from the COVID-19 pandemic subsides, we expect cost of sales to increase in absolute dollars again primarily as, and to the extent, our revenue grows, or we make additional improvements in our manufacturing capabilities.
Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs and average selling prices. Toward the end of the first quarter and throughout the second quarter of 2020, manufacturing costs were negatively impacted by the mandatory shelter-in-place order in effect in San Mateo County, California, which prevented us from using our manufacturing facility, as well as our decision to suspend production until the third quarter of 2020. Production resumed during the third quarter of 2020, but below normal capacity. Idle facility costs are charged to cost of goods sold in the period incurred. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as, and to the extent, production volume decreases.
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, market access, reimbursement, business development, legal and human resource functions as well as costs related to any post-market studies. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit compliance expenses, insurance costs and general corporate expenses including allocated facilities and information technology expenses.
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

Interest Expense
Interest expense consists primarily of the interest expense, accretion expense of debt discounts and purchase obligations, and amortization of debt issuance costs associated with our convertible notes, and imputed interest on deferred payments for the acquisition of Fiagon.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, changes in the fair value of embedded derivatives, and the effects of foreign exchange, including changes in the fair value of foreign currency forward contracts.
Provision for Income Tax Benefit
Provision for income tax benefit consists of an estimate of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, we maintain a valuation allowance against U.S. federal and state deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	2018
Revenue	$80,554	$109,142	$108,472
Cost of sales	30,306	21,773	22,613
Gross profit	50,248	87,369	85,859
Gross margin	62%	80%	79%
Operating expenses:
Selling, general and administrative	98,550	108,480	91,603
Research and development	19,350	24,283	19,262
Total operating expenses	117,900	132,763	110,865
Loss from operations	(67,652)	(45,394)	(25,006)
Interest expense	(2,752)	—	—
Other income (expense), net	(2,331)	2,400	2,084
Loss before income taxes	(72,735)	(42,994)	(22,922)
Provision for income tax (benefit)	(416)	—	—
Net loss	$(72,319)	$(42,994)	$(22,922)
Comparison of Years Ended December 31, 2020 and 2019
Revenue

(in thousands, except percentages)	2020	2019	Change $ 2020 to 2019	Change % 2020 to 2019
PROPEL family of products	$74,335	$104,657	$(30,322)	(29)%
SINUVA	5,315	4,485	830	19%
VENSURE, CUBE, and accessories	904	—	904	N/A
	$80,554	$109,142	$(28,588)	(26)%
Revenue decreased by $28.6 million, or 26%, to $80.6 million during the year ended December 31, 2020, compared to $109.1 million during the year ended December 31, 2019. The decrease in revenue was due to a 29% decline in PROPEL sales, partially offset by a 19% increase in SINUVA sales. Lower PROPEL revenue resulted from a 31% decrease in unit sales, slightly offset by a 2% increase in average selling price. The decrease in unit sales for PROPEL was driven by a reduction in demand due to the impact of the COVID-19 pandemic. The increase in SINUVA sales was attributable to a 13% increase in unit sales during the year ended December 31, 2020 as well as a 5% increase in net revenue per unit from the year ended December 31, 2019. The increase in unit sales for SINUVA during the year ended December 31, 2020 was due to the improvement in reimbursement, continued adoption of the technology, and the ongoing shift of procedures from hospitals and ASC to the physician office setting of care. SINUVA sales also benefited from the expansion of our Market Access infrastructure and the addition and expansion of our distributor relationships during the year ended December 31, 2020. Furthermore, revenue for the year ended December 31, 2020 also included $0.9 million from sales from the initiation of sales from the acquired products, the CUBE navigation equipment and instruments and VENSURE sinus dilation balloons during the fourth quarter.
Based on current elective procedure volumes and enrollment trends, as well as the acquisition of Fiagon, we expect revenue growth in 2021. While we cannot predict the extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we believe that a recovery in procedures will continue, and that most patients will return for treatment.
Cost of Sales and Gross Margin
Cost of sales increased by $8.5 million, or 39%, to $30.3 million during the year ended December 31, 2020, compared to $21.8 million during the year ended December 31, 2019. The increase in cost of sales in 2020 was primarily due to the unfavorable impact of higher per unit manufacturing costs and $6.1 million of idle facility costs, partially offset by decreases in headcount as a result of cost reduction measures initiated in the first quarter of 2020. Also, the increase was attributable to $0.8 million in additional charges related to excess and obsolete inventory in response to the estimated impact of the COVID-19 pandemic. The increases were partially offset by lower PROPEL unit sales.
Gross margin for the year ended December 31, 2020, decreased to 62%, compared to 80% for the year December 31, 2019. While the gross margin for our products through the end of February 2020 was relatively consistent with our expectations, the decrease in gross margin during the remainder of 2020 was attributable to the unfavorable impact of higher per unit manufacturing costs as well as the charges related to the impact of COVID-19. The amount of these charges was approximately $6.9 million, representing an effect on our gross margin of approximately 9 percentage-points for the year ended December 31, 2020. Our gross margin recovered in the second half of the year as we resumed production and generated revenue.
As a result of the increase in procedure volumes and enrollments during the fourth quarter, we anticipate that there will be sequential revenue growth in 2021 from current levels. With the expected increase in demand and resumption of our manufacturing activities towards the end of the year, we do not expect idle facility costs to be incurred in 2021. However, idle facility costs could still be incurred in future periods until the current crisis subsides. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact the cost of sales and gross margin for our products beyond the second quarter of 2021.
Selling, General and Administrative Expenses
SG&A expenses decreased by $9.9 million, or 9%, to $98.6 million during the year ended December 31, 2020, compared to $108.5 million during the year ended December 31, 2019. The decrease in SG&A expenses was primarily due to decreases in headcount and related expenses as a result of cost reduction measures initiated in the first quarter of 2020, in addition to lower sales commissions from reduced sales, partially offset by transaction costs associated with the acquisition and integration of Fiagon of $4.0 million, which consisted largely of professional fees.
Our spending in the first quarter of 2020 reflected normal business activities while certain spending decreased in the second and third quarter of 2020 as a result of a reduction in demand and the impact of the cost reduction measures put in place in the first quarter of 2020. We expect cost control measures to remain in place until the current crisis subsides. However, we will continue to invest to support our customers, physicians and patients and will incur additional SG&A expenses as a result of the acquisition of Fiagon.
Research and Development Expenses
R&D expenses decreased by $4.9 million, or 20%, to $19.4 million during the year ended December 31, 2020, compared to $24.3 million during the year ended December 31, 2019. The decrease in R&D expenses was primarily due to decreases in headcount and related expenses as a result of cost reduction measures initiated in the first quarter of 2020, as well as a delay of clinical efforts. R&D projects include the development of the EXPAND study to be initiated in 2021, the PROPEL OPEN registry trial, and the ASCEND trial.
Our cost control measures will stay in effect until the current crisis subsides as a result of the uncertainty related to the timing of resuming our clinical trials due to the COVID-19 pandemic; however, we will incur additional R&D expense as a result of the acquisition of Fiagon.
Interest Expense
Interest expense of $2.8 million for the year ended December 31, 2020 was attributable to convertible notes entered into during the second quarter of 2020 as well as imputed interest on deferred payments for the acquisition of Fiagon. There were no similar expenses in the prior year.
Other Income (Expense), Net
Other income (expense), net, decreased by $4.7 million to $(2.3) million during the year ended December 31, 2020, compared to $2.4 million during the year ended December 31, 2019. The decrease in other income (expense), net, was attributable to a $1.2 million increase in fair value of our embedded derivative liability associated with convertible notes, a net foreign exchange loss of $1.6 million on the revaluation of the Fiagon purchase liability and respective forward contracts, and the overall effects of foreign exchange remeasurement, as well as significantly lower interest rates earned on investments.

Provision for Income Tax Benefit
Provision for income tax benefit of $0.4 million for the year ended December 31, 2020 was attributable to the foreign tax impact associated with the acquisition of Fiagon. There were no similar benefits in the prior year.
Comparison of Years Ended December 31, 2019 and 2018
Revenue

(in thousands, except percentages)	2019	2018	Change $ 2019 to 2018	Change % 2019 to 2018
PROPEL family of products	$104,657	$105,711	$(1,054)	(1)%
SINUVA	4,485	2,761	1,724	62%
	$109,142	$108,472	$670	1%
Revenue increased by $0.7 million, or 1%, to $109.1 million during the year ended December 31, 2019, compared to $108.5 million during the year ended December 31, 2018. The increase in revenue was primarily attributable to growth in the adoption of SINUVA, which represented approximately 4% and 3% of our revenue during the years ended December 31, 2019 and 2018, respectively. SINUVA unit sales increased by 63% in 2019, while the net selling price remained consistent with 2018. The increase in SINUVA revenue was largely offset by lower revenue attributable to the PROPEL family of products. Lower PROPEL revenue in 2019 resulted from a 4% decrease in unit sales, offset by a 3% increase in average selling price.
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
Other Income (Expense), Net
Other income (expense), net, increased by $0.3 million to $2.4 million during the year ended December 31, 2019, compared to $2.1 million during the year ended December 31, 2018. The increase in other income (expense), net was primarily attributable to higher interest rates earned on our investments.
Liquidity and Capital Resources
Overview
As of December 31, 2020, we had cash, cash equivalents, and short-term investments of $88.0 million, compared to cash, cash equivalents and short-term investments of $90.6 million as of December 31, 2019. In addition, as of December 31, 2020, we had restricted cash of $17.5 million, compared to no restricted cash as of December 31, 2019.
Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(35,694)	$(27,251)	$(13,840)
Investing activities	(22,745)	18,891	(10,002)
Financing activities	68,744	19,548	13,469
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	64	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$10,369	$11,188	$(10,373)
Net Cash Used in Operating Activities
During the year ended December 31, 2020, net cash used in operating activities was $35.7 million, consisting primarily of a net loss of $72.3 million and a decrease in net operating assets of $13.0 million, partially offset by non-cash charges of $23.7 million. The cash used in operations was due primarily to the ongoing funding of our sales, marketing and product development activities in order to attain future growth. The non-cash charges primarily consisted of stock-based compensation expense, depreciation and amortization, revaluation of embedded derivatives, foreign exchange impacts, and non-cash lease expense. The decrease in net operating assets is primarily due to decreases in accounts receivable and inventory as well as increases in accounts payable and accrued compensation due to improved working capital management and lower production than the prior year.
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
Net Cash Provided by (Used in) Investing Activities
During the year ended December 31, 2020, net cash used in investing activities was $22.7 million, consisting primarily of net purchases of short-term investments of $39.7 million, purchases of property and equipment of $0.9 million, and $16.9 million related to the acquisition of Fiagon, partially offset by proceeds from the sale of short-term investments of $34.8 million.
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
Net Cash Provided by Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $68.7 million, consisting of net proceeds from the issuance of convertible debt of $61.8 million and $6.9 million from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
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
Liquidity
Based on our current expectations of the operating environment in 2021 and 2022, we believe we have adequate cash and other resources to operate for at least twelve months from the issuance of this Annual Report on Form 10-K, including funding our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt and lease payments. However, as a result of the COVID-19 pandemic, our rate of cash consumption compared to the prior year has increased as a result of decreased revenues, and may continue to do so. In response to the COVID-19 pandemic in the first quarter of 2020, we took pre-emptive actions to curtail spending and to reduce the use of cash as revenues have been and may continue to be materially impacted. These cost reduction actions included a) furloughing and reducing our workforce by approximately 25%, b) substantially reducing new hiring, c) suspending near-term production in the second quarter of 2020, d) reducing discretionary operating expenses and capital expenditures, and e) delaying clinical research projects. As a result of these actions, we achieved significant cost reductions that, along with an improved operating environment as the pandemic restrictions eased, allowed us to meet our target liquidity levels at year end. In addition, during the second quarter of 2020, we entered into a Facility Agreement, providing for the issuance and sale of a $65.0 million principal amount of 4% Convertible Unsecured Senior Notes due in 2025. The net proceeds from the offering were $61.8 million after deducting the issuance costs payable by us.
Under the terms of the Purchase Agreement for the acquisition of Fiagon totaling €62.2 million, we made an initial €15.0 million ($17.6 million) payment upon closing in October 2020 and will make three annual payments of €15.0 million in each October of the subsequent three years, plus an estimated €2.2 million purchase price adjustment due in October 2021. In accordance with the terms of the Purchase Agreement, we were required to place $17.5 million (€15.0 million) in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month’s five-day trailing exchange rate.

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
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The following table sets out our contractual obligations due by period as of December 31, 2020.

	Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations	$3,996	$8,072	$8,184	$8,547	$28,799
Convertible notes	—	—	65,000	—	65,000
Deferred purchase obligation (1)	20,291	35,925	—	—	56,216
Purchase commitments	5,554	225	—	—	5,779
	$29,841	$44,222	$73,184	$8,547	$155,794
(1) Consists of three €15.0 million payments to be made on each anniversary date of the closing of the Fiagon acquisition in addition to a €2.2 million purchase price adjustment amount due in 2021. We have entered into foreign currency forward contracts in order to manage the foreign currency risk associated with these payments.
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
The PROPEL family of products are regulated by the FDA as medical devices. We recognize revenue through sales of our PROPEL family of products to hospitals and ASC located almost entirely in the United States when control of the product is transferred to the customer, typically upon shipment of goods to the customer, satisfying our only performance obligation.
The FDA has approved SINUVA as a drug and it is therefore regulated as such. We sell SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, or Resellers. These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying our only performance obligation. We also recognize Reseller fees, prompt pay discounts, product sale discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, we enter into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts may include Medicaid and Tricare rebates, chargebacks related to Federal Supply Schedule of the General Services Administration, Distribution and Pricing Agreement with the Department of Defense and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between us and our direct or indirect customers relating to our sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration our historical experience, the shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In the balance sheet, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.
Inventories
Inventories are valued at the lower of cost, computed on a first-in, first-out basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility costs, freight, handling costs, and consumption are expensed as incurred, and not included in allocable overhead. During the year ended December 31, 2020, as a result of a shut-down in production associated with the COVID-19 pandemic for part of the first quarter and throughout the second quarter, we recorded $5.5 million for idle facility costs due to our inability to use our manufacturing facility due to the shelter-in-place orders and our decision to suspend production until the third quarter of 2020. Production resumed in the third quarter and we recorded an additional $0.6 million in idle facility costs in the third quarter of 2020 due to subnormal production levels. In periods where the manufacturing is below normal capacity, we will record idle facility charges. We maintain provisions for excess and obsolete inventory based on our estimates of forecasted demand and, where applicable, product expiration. Due to a decline in projected product sales, we increased our reserve for excess and obsolete inventory by $0.8 million during the first quarter of 2020. We will continue to monitor the effect of the COVID-19 pandemic on the business and will continue to reassess the need for inventory reserves in future periods.
Embedded Derivatives Related to Convertible Debt Instruments
The Convertible Notes due in May 2025 have embedded features which were required to be bifurcated upon issuance and then periodically remeasured to fair value separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by our company, or a sale of all or substantially all of our assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. We have utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The embedded features will be remeasured to fair value at each balance sheet date with a resulting gain or loss related to the change in the fair value being recorded to other income (expense), net in the consolidated statements of operations. As of December 31, 2020, the fair value of the embedded derivatives was $3.0 million and has been presented together with the

Convertible Notes host instrument on the consolidated balance sheets. Changes in our assumptions used to value the embedded derivatives, such as our stock price and the estimated probability of triggering events, could result in material changes in the valuation in future periods. As of December 31, 2020, the maximum value of the liability if a triggering event had occurred would have been $26.4 million.
Goodwill and Acquired Intangible Assets
As of December 31, 2020, our acquired intangible assets include identifiable intangible assets of $21.2 million and goodwill of $46.6 million. Acquired identifiable intangible assets include developed technology, distribution network, customer relationships, and trademarks. All of our acquired identifiable intangible assets have finite lives and are amortized over the period of estimated benefit on a straight-line basis, reflecting the pattern of economic benefits associated with these assets. Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill and acquired intangible assets with indefinite lives are not amortized, but are subject to an annual impairment review, or if circumstances indicate their carrying value may no longer be recoverable. There have been no such impairments.
The valuation and classification of acquired intangible assets and goodwill and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of these intangible assets and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. No impairment charge or accelerated amortization has been recorded to date. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. If conditions are different from management’s current estimates, material write-downs may be required, which would adversely affect our operations results.
Business Combinations
We record assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The excess of the fair value of the purchase consideration transferred over the fair value of net assets acquired is recorded as goodwill. Deferred acquisition related consideration incurred is recorded at its present value and is increased to the ultimate payment amount using the effective interest rate method. The liability is discounted at a market participant’s borrowing rate for debt instruments with similar maturities, security, and other characteristics. Because the purchase consideration is denominated in Euro, it will be remeasured to US Dollars at each subsequent reporting period, with any foreign currency gains and losses recognized in other income (expense). When determining the fair value of assets acquired and liabilities assumed, management is required to make certain estimates and assumptions, especially with respect to acquired intangible assets. We engaged a third-party specialist to assist with this determination. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, the discount rate used to determine the present value of these cash flows, and the determination of the assets’ life cycles. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made.
The deferred acquisition liability is payable in Euros and subject to foreign currency risk as it is remeasured at each balance sheet date. To mitigate these risks, we have entered into foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. Due to differing notional amounts and the timing of when the forward contracts are operable, the impacts of foreign exchange may not be fully offset.
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
The valuation model we use for calculating the fair value of awards for stock-based compensation expense, except for market-based awards, is the Black-Scholes option-pricing model, or the Black-Scholes model. For market-based awards, the Monte Carlo simulation model, or the Monte Carlo simulation, is used. Both the Black-Scholes model and Monte Carlo simulation require us to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of our common stock and an assumed risk-free interest rate. The fair market value of our common stock is determined based on the closing price of our common stock on the Nasdaq Global Market. There is some subjectivity in determining the expected volatility due to a lack of history as a publicly traded company. Higher estimates of expected volatility would result in higher valuations of stock options and market-based awards and lower estimates of expected volatility would result in lower valuations for the stock options and market-based awards.
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
As of December 31, 2020 and 2019, we had cash, cash equivalents, and short-term investments of $88.0 million and $90.6 million, respectively. In addition, as of December 31, 2020, we had restricted cash of $17.5 million, compared to no restricted cash as of December 31, 2019. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates at December 31, 2020 and 2019 would not have a material effect on our financial position, results of operations or cash flows.
We are exposed to market risk for changes in interest rates applicable to the $65.0 million of principal amount of Convertible Notes, bearing interest at 4.0% per annum with interest payable quarterly. The Convertible Notes will mature on May 9, 2025, unless earlier converted or redeemed in accordance with their terms. As of December 31, 2020, the entire principal amount was outstanding as well as $0.7 million in accrued interest. For our Convertible Notes, any changes in market interest rates will generally affect the fair value of the instrument, but not our earnings or cash flows.
Foreign Currency Risk
The majority of our revenue, expenses, and capital expenditures are transacted in U.S. dollars. However, our operating results are exposed to foreign currency risk, in particular the Euro, due to our acquisition of Fiagon. Furthermore, upon the acquisition of Fiagon, we recorded a purchase obligation of €47.2 million, representing three annual payments of €15.0 million, plus an estimated additional €2.2 million purchase price adjustment due in October 2021. We have entered into window foreign exchange forward contracts for €45.0 million to significantly reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These contracts are due in three annual tranches of €15.0 million, with timing closely aligned to the due dates of the purchase payments. As such, a 10% change in the exchange rate between the dollar and the Euro would not have a material impact on our financial position, results of operations, or cash flows.
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
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our management has excluded Fiagon AG Medical Technologies from our assessment of internal control over financial reporting as of December 31, 2020, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020 as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Intersect ENT, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Intersect ENT, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intersect ENT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Managements’ Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fiagon AG Medical Technologies, which is included in the 2020 consolidated financial statements of the Company and constituted 31% and 99% of total and net assets, respectively, as of December 31, 2020 and 2% and 4% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fiagon AG Medical Technologies.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 9, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
San Jose, California
March 9, 2021
Item 9B.     Other Information
None.
PART III
Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from our Definitive Proxy Statement, relating to our 2021 Annual Meeting of Stockholders to be held on June 3, 2021, pursuant to Regulation 14A of the Exchange Act, or Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2020.
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
(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)
See Part IV, Item 15(b) below.
(b) The following exhibits are filed or incorporated by reference into this Annual Report:

			Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Convertible Preferred Stock	8-K	001-36545	3.1	5/11/2020
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	6/15/2020
3.4	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3	Form of Senior Convertible Note	8-K	001-36545	4.1	5/11/2020
4.4	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4
10.1**	Form of Indemnity Agreement between the Registrant and its directors and officers	S-1	333-196974	10.1	7/9/2014
10.2**	2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.2	7/14/2014
10.3**	2013 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.3	7/14/2014
10.4**	2014 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.4	7/14/2014
10.5**	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	8-K	001-36545	10.2	1/20/2017
10.6**	2014 Employee Stock Purchase Plan	S-1	333-196974	10.5	7/14/2014
10.7**	Amended and Restated 2014 Employee Stock Purchase Plan, as approved by Stockholders’ on June 5, 2018	10-Q	001-36545	10.2	8/3/2018
10.8**	Offer Letter by and between the registrant and David A. Lehman, dated as of February 8, 2016	10-Q	001-36545	10.2	5/9/2016
10.9**	Offer Letter by and between the registrant and Christine R. Kowalski, dated as of October 26, 2018	10-K	001-36545	10.27	2/28/2019
10.10**	Amendment to Offer Letter by and between the registrant and Robert H. Binney, Jr., dated as of January 17, 2019	10-Q	001-36545	10.2	5/7/2019
10.11**	Offer Letter by and between the registrant and Thomas A. West, dated as of June 24, 2019	10-Q	001-36545	10.1	8/5/2019

			Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
10.12**	Offer Letter by and between the registrant and Richard A. Meier, dated as of November 26, 2019	10-K	001-36545	10.25	2/27/2020
10.13**	Amendment to Offer Letter by and between the registrant and David A. Lehman dated as of November 26, 2019	10-K	001-36545	10.26	2/27/2020
10.14**	Offer Letter by and between the registrant and Patrick A. Broderick, dated as of November 12, 2020
10.15**	Offer Letter by and between the registrant and Reyna M. Fernandez, dated as of November 13, 2020
10.16**	Amended Non-Employee Director Compensation Policy
10.17	Fiagon AG Medical Technologies Sale and Purchase Agreement, dated as of October 2, 2020	10-Q	001-36545	10.1	11/2/2020
10.18	Facility Agreement, dated as of May 11, 2020, by and among Intersect ENT, Inc., certain of Intersect ENT, Inc’s subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P.	8-K	001-36545	10.1	5/11/2020
10.19	Registration Rights Agreement, dated as of May 11, 2020, by and between Intersect ENT, Inc. and Deerfield Partners, L.P.	8-K	001-36545	10.2	5/11/2020
10.20	Lease by and between the registrant and Menlo Business Park, LLC, dated as of March 2, 2012	S-1	333-196974	10.7	6/23/2014
10.21	First Amendment to Lease by and between the registrant and Menlo Prepi I, LLC, dated as of December 17, 2014	8-K	001-36545	10.1	12/18/2014
10.22	Second Amendment to Lease by and between the registrant, Menlo Prepi I, LLC, , and TPI Investors 9, LLC, dated as of December 2, 2019	8-K	001-36545	10.1	12/5/2019
10.23	Third Amendment to Lease by and between the registrant, Menlo Prepi I, LLC, and TPI Investors 9, LLC, dated as of December 22, 2020	8-K	001-36545	10.1	12/23/2020
10.24†	Supply Agreement between the registrant and Hovione Inter AG., dated as of January 20, 2020	10-Q	001-36545	10.1	5/11/2020
10.25†	Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of Supply January 28, 2014	S-1	333-196974	10.17	6/23/2014
10.26†	Amendment No. 1 to Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of February 22, 2016	10-Q	001-36545	10.4	5/9/2016
10.27†	Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of November 14, 2013	S-1	333-196974	10.18	6/23/2014
10.28†	Amendment No. 1 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of October 7, 2015	10-K	001-36545	10.26	2/25/2016
10.29†	Amendment No. 2 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of August 17, 2016	10-K	001-36545	10.30	2/28/2017
10.30†	Master Services Agreement by and between the registrant and Polymer Solutions Incorporated, dated as of April 1, 2016	10-Q	001-36545	10.5	5/9/2016
10.31†	Analytical Testing Partnership Program 2018-2020 by and between the registrant and Exova Group Limited, dated as of April 26, 2018	10-K	001-36545	10.42	2/28/2019
10.32†	Processing Agreement by and between the registrant and Isomedix Operations Inc., dated as of February 1, 2019	10-Q	001-36545	10.1	5/7/2019
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page hereto).

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________
**    Management compensatory contract or arrangement.
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

Intersect ENT, Inc.

Date: March 9, 2021	By:	/S/ THOMAS A. WEST
Thomas A. West President and Chief Executive Officer

Date: March 9, 2021	By:	/S/ RICHARD A. MEIER
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

Name	Title	Date

/s/ THOMAS A. WEST	President and Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2021
Thomas A. West

/s/ RICHARD A. MEIER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2021
Richard A. Meier

/s/ KIERAN T. GALLAHUE	Chairman of the Board and Director	March 9, 2021
Kieran T. Gallahue

/s/ TERESA L. KLINE	Director	March 9, 2021
Teresa L. Kline

/s/ CYNTHIA L. LUCCHESE	Director	March 9, 2021
Cynthia L. Lucchese

/s/ DANA G. MEAD, JR.	Director	March 9, 2021
Dana G. Mead, Jr.

/s/ W. ANTHONY VERNON	Director	March 9, 2021
W. Anthony Vernon

INTERSECT ENT, INC.
Index to Consolidated Financial Statements
For the Three Fiscal Years Ended
December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Intersect ENT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intersect ENT, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business combination
Description of the Matter
During 2020, the Company completed its acquisition of Fiagon AG for total purchase consideration of $68.9 million, as disclosed in Note 6 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Fiagon AG was complex due to the significant estimation required by management and involves the use of valuation specialists. The estimation includes the determination of the discount rate to measure the arrangement consideration. The Company used a discounted cash flow model to measure the intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, operating profit margin and market participant synergies). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for acquisitions. For example, we tested controls over the recognition and measurement of consideration transferred and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the consideration, we performed audit procedures that included, among others, involving our valuation specialists to assist in evaluating the Company's determination of the appropriate discount rate. To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the income approach and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the historical results of the acquired business and to the results of other guideline companies within the same industry. We involved our valuation specialists to assist in our evaluation of the significant assumptions.

Convertible debt
Description of the Matter
During 2020, the Company issued convertible notes that have embedded features which were required to be bifurcated upon issuance and periodically remeasured separately as embedded derivatives. The Company estimated the value of the embedded derivatives to be $1.8 million upon issuance and $3.0 million upon remeasurement as of December 31, 2020. As disclosed in Note 4, of the consolidated financial statements, the Company is required to use assumptions, such as the estimated probability of triggering events, to value the embedded derivatives. Changes in those estimates could result in material changes in the valuation of the embedded features. With the assistance of valuation specialists, the Company estimated the value of the embedded derivatives using a convertible lattice model.

Auditing the measurement of the Company’s embedded derivatives in the convertible debt is complex and involves the use of valuation specialists. Also, auditing the measurement of the embedded derivatives is highly judgmental due to the significant estimation required to determine the assumptions used in the valuation model, including the probability of triggering events.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s use of the convertible lattice model, including the selection of the significant assumptions used in the model.

To test the estimated fair value of the Company’s embedded derivatives, we performed audit procedures that included, among others, engaging valuation specialists to perform a corroborative independent valuation, assessed the selection of significant assumptions and performing a sensitivity analysis based upon a range of assumed triggering event probabilities, to evaluate the changes in the fair value of the embedded derivatives that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
San Jose, California
March 9, 2021

INTERSECT ENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$13,521	$20,652
Short-term investments	74,506	69,986
Accounts receivable, net	14,592	19,113
Inventories, net	12,054	17,000
Prepaid expenses and other current assets	3,494	2,300
Total current assets	118,167	129,051
Property and equipment, net	5,624	6,312
Operating lease right-of-use assets	17,151	11,980
Intangible assets, net	21,193	—
Goodwill	46,639	—
Restricted cash	17,500	—
Other non-current assets	1,107	559
Total assets	$227,381	$147,902
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,042	$4,056
Accrued compensation	13,559	12,717
Deferred acquisition related consideration, current	21,071	—
Other current liabilities	3,575	2,163
Total current liabilities	44,247	18,936
Operating lease liabilities	17,736	10,886
Convertible notes, net	63,650	—
Deferred acquisition related consideration, non-current	33,167	—
Deferred tax liability	1,569	—
Other non-current liabilities	—	22
Total liabilities	160,369	29,844
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares: 9,994 at December 31, 2020 and 10,000 at December 31, 2019; Issued and outstanding shares: none	—	—
Series DF-1 convertible preferred stock, $0.001 par value; Authorized shares: 6 at December 31, 2020 and none at December 31, 2019; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000; Issued and outstanding shares: 32,936 at December 31, 2020 and 32,235 at December 31, 2019	33	32
Additional paid-in capital	370,053	348,729
Accumulated other comprehensive income	1	53
Accumulated deficit	(303,075)	(230,756)
Total stockholders’ equity	67,012	118,058
Total liabilities and stockholders’ equity	$227,381	$147,902
See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$80,554	$109,142	$108,472
Cost of sales	30,306	21,773	22,613
Gross profit	50,248	87,369	85,859
Operating expenses:
Selling, general and administrative	98,550	108,480	91,603
Research and development	19,350	24,283	19,262
Total operating expenses	117,900	132,763	110,865
Loss from operations	(67,652)	(45,394)	(25,006)
Interest expense	(2,752)	—	—
Other income (expense), net	(2,331)	2,400	2,084
Loss before income taxes	(72,735)	(42,994)	(22,922)
Provision for income tax (benefit)	(416)	—	—
Net loss	(72,319)	(42,994)	(22,922)
Other comprehensive income:
Unrealized (loss) gain on short-term investments, net	(52)	94	51
Comprehensive loss	$(72,371)	$(42,900)	$(22,871)
Net loss per share, basic and diluted	$(2.22)	$(1.37)	$(0.76)
Weighted average common shares used to compute net loss per share, basic and diluted	32,615	31,388	30,313

See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	29,678	$30	$282,121	$(92)	$(164,840)	$117,219
Issuance of common stock and exercise of stock options	1,067	1	12,820	—	—	12,821
Stock-based compensation expense	—	—	13,825	—	—	13,825
Unrealized gain on short-term investments	—	—	—	51	—	51
Net loss	—	—	—	—	(22,922)	(22,922)
Balance at December 31, 2018	30,745	31	308,766	(41)	(187,762)	120,994
Issuance of common stock and exercise of stock options	1,490	1	19,547	—	—	19,548
Stock-based compensation expense	—	—	20,416	—	—	20,416
Unrealized gain on short-term investments	—	—	—	94	—	94
Net loss	—	—	—	—	(42,994)	(42,994)
Balance at December 31, 2019	32,235	32	348,729	53	(230,756)	118,058
Issuance of common stock and exercise of stock options	701	1	6,903	—	—	6,904
Stock-based compensation expense	—	—	14,421	—	—	14,421
Unrealized loss on short-term investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(72,319)	(72,319)
Balance at December 31, 2020	32,936	$33	$370,053	$1	$(303,075)	$67,012
See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(72,319)	$(42,994)	$(22,922)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,841	2,667	1,884
Non-cash lease expense	2,225	1,234	—
Stock-based compensation expense	14,958	20,149	13,233
Amortization of net investment premium (discount)	378	(1,201)	(889)
Amortization of debt transaction costs and accretion of debt discount	561	—	—
Interest expense on deferred acquisition related costs	494	—	—
Gain on foreign currency forward contracts	(833)	—	—
Foreign currency remeasurement	2,233	—	—
Change in fair value of embedded derivatives	1,248	—	—
Deferred income tax expense benefit	(436)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,001	503	(3,027)
Inventories, net	6,578	(5,148)	(2,520)
Prepaid expenses and other assets	(564)	(14)	(476)
Accounts payable	1,483	(1,236)	2,086
Accrued compensation	498	437	(871)
Other liabilities	(40)	(1,648)	(338)
Net cash used in operating activities	(35,694)	(27,251)	(13,840)
Investing activities:
Purchases of short-term investments	(139,350)	(110,267)	(130,501)
Maturities of short-term investments	99,606	132,885	122,615
Proceeds from sale of short-term investments	34,794	—	—
Purchases of property and equipment	(873)	(3,727)	(2,116)
Cash paid for acquisition, net	(16,922)	—	—
Net cash provided by (used in) investing activities	(22,745)	18,891	(10,002)
Financing activities:
Proceeds from debt financing, net of issuance costs	61,841	—	—
Proceeds from issuance of common stock and exercise of stock options	6,903	19,548	13,469
Net cash provided by financing activities	68,744	19,548	13,469
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	64	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,369	11,188	(10,373)
Cash, cash equivalents, and restricted cash:
Beginning of the period	20,652	9,464	19,837
End of the period	$31,021	$20,652	$9,464
Supplementary cash flow information of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease obligations	$—	$117	$—
Right-of-use asset remeasurement related to lease extension	7,129	11,525	—
Lessor funded building improvements	—	152	—

Deferred purchase consideration for a business combination	51,341	—	—
Property and equipment included in accounts payable	34	104	861
Supplementary cash flow information:
Cash paid for interest on convertible notes	1,033	—	—
See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization
Description of Business
Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and is headquartered in Menlo Park, California. The Company is a global ear, nose and throat (“ENT”) medical technology leader dedicated to transforming patient care. The Company’s U.S. Food and Drug Administration (“FDA”) approved products are steroid releasing implants designed to treat patients suffering from chronic rhinosinusitis (“CRS”) who are managed by ENT physicians. These products include the PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers ("ASC") and increasingly in the physician office setting of care in conjunction with balloon dilation and following post-surgical debridement. SINUVA is designed to be used in the physician office setting of care to treat patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are devices approved under a Premarket Approval (“PMA”) and SINUVA is a drug that was approved under a New Drug Application (“NDA”). In October 2020, the Company acquired Fiagon AG Medical Technologies (“Fiagon”), a global leader in electromagnetic surgical navigation solutions with an expansive portfolio of ENT product offerings, including the VENSURE sinus dilation balloon (“VENSURE”) and CUBE surgical navigation tools (“CUBE”), that complement the Company’s PROPEL and SINUVA sinus implants and extend its geographic reach. The PROPEL family of products are combination products regulated as devices approved under a Premarket Approval (“PMA”) and SINUVA is a combination product regulated as a drug that was approved under a New Drug Application (“NDA”). The VENSURE products received 510(k) clearance in August 2020. In addition, the Company continues to invest in research and development in order to expand its portfolio of products and improve its existing products.
2.    Summary of Significant Accounting Policies
Basis of Preparation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Reclassifications
Certain prior year amounts associated with finished goods inventory have been reclassified to work-in-process inventory to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.
Risks and Uncertainties
The Company is subject to risks and uncertainties resulting from the COVID-19 pandemic. The Company cannot predict the extent or duration of the impact of the COVID-19 pandemic on its financial and operating results, as the information regarding the current environment is evolving rapidly. Due to the COVID-19 pandemic, the Company’s business has been and will continue to be impacted by patients’ decisions to undergo sinus surgeries as ENT ASC and office procedure volumes may fluctuate. The Company’s operations may be further impacted by COVID-19 due to changes in our manufacturing operations as a result of the easing of certain restrictions of the shelter-in-place orders issued by local and federal authorities. Furthermore, the COVID-19 pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability.
The magnitude of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to: the duration and severity of the pandemic is unknown and could continue longer, and be more severe, than the Company currently expects; the duration, extent and re-occurrence of the shelter-in-place orders impacting its manufacturing operations; the unknown state of the U.S. economy following the pandemic; the level of demand for the Company’s products as the pandemic subsides; and the time it will take for the economy to recover from the pandemic. As of the date of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially adversely impact the Company’s financial results, operating results, or liquidity is uncertain.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its revenue related allowances, inventory, common stock valuation and related stock-based compensation, leases, business combinations, embedded derivatives, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid securities, readily convertible to cash, that mature within 90 days or less from the date of purchase to be cash equivalents.
In association with the acquisition of Fiagon, the Company placed $17.5 million with an escrow agent with the seller as beneficiary. This balance is presented as restricted cash on the Company’s consolidated balance sheets.
The following table summarizes the Company's cash, cash equivalents, and restricted cash at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$13,521	$20,652
Restricted cash	17,500	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$31,021	$20,652
Short-term Investments
Short-term investments, which are classified as available-for-sale, represent highly liquid debt instruments with maturities greater than 90 days at date of purchase. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. Refer to the credit losses accounting policy for further discussion. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected other income (expense), net in the statement of operations.

Inventories

Inventories are valued at the lower of cost, computed on a first-in, first-out basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of facility expense, freight, handling costs, and consumption are expensed as incurred, and not included in allocable overhead. The Company maintains provisions for excess and obsolete inventory based on its estimates of forecasted demand and, where applicable, product expiration.
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

Implementation Costs in a Cloud Computing Arrangement
The Company capitalizes qualified implementation costs incurred in a hosting arrangement that is a service contract for which it is the customer in accordance with the requirements for capitalizing costs incurred to develop internal-use software. These capitalized implementation costs are recorded within prepaid and other current assets or other non-current assets, and are generally amortized over the fixed, non-cancellable term of the associated hosting arrangement on a straight-line basis.

Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated and is performed at the lowest level of identifiable cash flows, which is at the individual asset level or at the asset group level. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors.
Leases
For agreements with a term of more than twelve months, the Company determines if an agreement is a lease at inception. Operating lease liabilities represent an obligation to make lease payments arising from the lease agreement. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates its incremental borrowing rate as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, of an amount equal to the lease payments in a similar economic environment. Operating lease liabilities are classified as other current and non-current liabilities in our consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and are classified as other non-current assets. Lease expense is recognized on a straight-line basis over the expected lease term.
Restructuring Activities
During the year ended December 31, 2020, as a response to the COVID-19 pandemic, the Company took pre-emptive actions to curtail spending as its business, revenues, and cash flows have been and are expected to be significantly impacted by the suspension of medical procedures involving its products. These actions included reducing its workforce by 96 employees, or approximately 25% of its workforce. In addition, the Company furloughed 18 employees, or approximately 5% of its workforce, and provided for the cost of certain benefits for those employees while furloughed. The charges related to these actions, including severance benefits for terminated employees and the benefits for furloughed employees, were approximately $0.2 million for the year ended December 31, 2020. The restructuring activities are complete and there are no remaining accrued liabilities related to restructuring activities as of December 31, 2020.
Embedded Derivatives Related to Convertible Debt Instruments
During 2020, the Company issued convertible debt with embedded derivatives that are required to be bifurcated from their host contract and remeasured to fair value at each balance sheet date. Any resulting gain or loss related to the change in the fair value of the embedded derivative is being recorded to other income (expense), net on the consolidated statements of operations. Changes in the Company’s assumptions, such as the estimated probability of triggering events and other inputs to the valuation of the embedded derivatives, such as the Company’s stock price, could result in material changes in the valuation in future periods.
Business Combinations
Business combinations are accounted for by using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company's consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Deferred acquisition related consideration incurred in connection with a business combination is recorded at its present value upon the acquisition, with any resulting accretion expense recorded as interest expense in the consolidated statements of operations.

Goodwill and Acquired Intangible Assets
Goodwill is not amortized but are tested for impairment at least annually during the third quarter, or if circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. The Company operates in two segments and has combined them into a single reportable segment as one of them is insignificant and has a majority of economic characteristics that are similar in nature to the other.
Intangible assets acquired in a business combination are recorded at fair value. Identifiable finite-lived intangible assets are amortized over the period of estimated benefit on a straight-line basis, reflecting the pattern of economic benefits associated with these assets. The estimated useful lives of the Company’s finite-lived intangible assets generally range from three to ten years.
Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. The contracts are typically in the form of a purchase order from the customer. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. The Company’s typical payment terms are between approximately 30 to 90 days. The Company expenses shipping and handling costs as incurred and includes them in the cost of sales. In those cases where shipping and handling costs are billed to customers, the Company classifies the amounts billed as a component of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. The Company expenses any incremental costs of obtaining a contract as and when incurred as the expected amortization period of the incremental costs would have been less than one year.
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
The FDA has approved SINUVA as a drug and it is therefore regulated as such. The Company sells SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, (“Resellers”). These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying the Company’s only performance obligation. The Company recognizes Reseller fees, prompt pay discounts, product sales discounts, rebates, returns and other allowances as an estimated reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, the Company enters into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts may include Medicaid and Tricare rebates, chargebacks related to Federal Supply Schedule of the General Services Administration, Distribution and Pricing Agreement with the Department of Defense and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between the Company and its direct or indirect customers relating to the Company’s sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration the Company’s historical experience, the remaining shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known. In the balance sheet, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.
Cost of Sales
Cost of sales consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of the Company’s cost of sales currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and management. Cost of sales also includes depreciation expense for production equipment, maintenance of operational processes, and certain direct costs such as shipping costs. Costs to enhance operational processes are recorded to selling, general and administrative expense or capitalized if appropriate, as incurred.
Research and Development
Research and development expenses consist primarily of product development, clinical and regulatory affairs, consulting services and other costs associated with products and technologies in development. These expenses include employee compensation, including stock-based compensation, supplies, quality assurance and related travel and allocated facilities and information technology expenses. Clinical expenses include clinical trial design, clinical site reimbursement, data management and travel expenses, and the cost of manufacturing products for clinical trials.
Foreign Currency
The functional currency of the Company’s wholly-owned subsidiaries is the U.S. dollar. When the transactional currency is different than the functional currency, transaction gains and losses are included as a component of other income (expense), net. Monetary assets and liabilities denominated in foreign currencies are remeasured at exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are measured at rates in effect on the dates the assets were acquired or liabilities were assumed. Revenues and expenses related to monetary items are measured at rates of exchange prevailing on the transaction dates, while expenses relating to non-monetary items are measured at historical rates. Gains and losses on remeasurement are reflected in other income (expense), net when incurred. In November 2020, the Company entered into foreign currency forward contracts as economic hedges to protect against volatility of foreign exchange rate exposure of its deferred acquisition consideration liabilities, which are stated in Euros. The forward contracts are not designated for hedge accounting and are remeasured at fair value with gains or losses reported in other income (expense), net.
Credit Losses
The Company is exposed to credit losses primarily through receivables from customers and distribution partners and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status, and the financial condition of its customers and distribution partners. Specific allowance amounts are established to record the appropriate allowance for customers that have an identified specific risk of default. General allowance amounts are established based upon the Company’s assessment of expected credit losses for its receivables by aging category. Balances are written off when they are ultimately determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition.

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
The valuation model used for calculating the fair value of awards for stock-based compensation expense, except for market-based awards, is the Black-Scholes option-pricing model (the “Black-Scholes model”). For market-based awards, the Monte Carlo simulation model (the “Monte Carlo simulation”) is used. Both the Black-Scholes model and Monte Carlo simulation require the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the awards granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.
Advertising Expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $0.8 million, $1.2 million and $1.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest related to uncertain tax positions within interest expense and any penalties within other income (expense), net in the statement of operations.
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
The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Year Ended December 31,
	2020	2019	2018
Common stock options	3,172	3,209	3,688
Market-based performance stock options	427	427	—
Restricted stock units	488	511	350
Market-based performance stock units	130	89	—
Employee stock purchase plan shares	63	70	74
Stock issuable upon conversion of convertible note	6,309	—	—
	10,589	4,306	4,112

The Company uses the if-converted method for calculating any potential dilutive effects of the convertible note. The Company did not adjust the net loss for the year ended December 31, 2020 to eliminate any interest expense related to the Convertible Notes (see Note 10) in the computation of diluted loss per share, or calculate the potential common shares from conversion, as the effects would have been anti-dilutive. The shares presented above represent the maximum number of convertible shares which can be issued subject to the make-whole increase to the conversion rate upon certain events.
Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses on short-term investments.
Segment, Geographical and Customer Concentration
The Company operates in two segments and has combined them into a single reportable segment as one of them is insignificant and has a majority of economic characteristics that are similar in nature to the other. The Company’s long-lived tangible assets and revenue are predominantly based in the United States. No single customer accounted for more than 10% of revenue during the years ended December 31, 2020, 2019 and 2018, and no single customer accounted for more than 10% of accounts receivable at December 31, 2020 and 2019.
Accounting Pronouncements
Recently Adopted Accounting Standards
Effective January 1, 2020, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and allows for the reversal of estimated credit losses in the current period, aligning the income statement recognition of credit losses with the reporting period in which changes occur. ASU 2016-13 also broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. The adoption of the standard did not result in a material impact to the Company’s consolidated financial statements.
Effective January 1, 2020, the Company adopted ASU No.2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also required customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The adoption of the standard did not result in a material impact to the Company’s consolidated financial statements.

Recent Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarified and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in 2021. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements, but does not expect the adoption to have a material impact.
In August 2020, the FASB issued ASU No. 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). ASU 2020-06 modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 will become effective for the Company beginning in 2022. Early adoption is permitted, but no earlier than the beginning of 2021. The Company is evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements, but does not expect the adoption to have a material impact.
In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables- Nonrefundable Fees and Other Costs ("ASU 2020-08"). ASU 2020-08 clarifies the accounting for the amortization period for certain purchased callable debt securities held at a premium by giving consideration to securities which have multiple call dates. ASU 2020-08 will become effective for the Company beginning in 2021. Early adoption is not permitted. The Company is evaluating the impact of the adoption of ASU 2020-08 on its consolidated financial statements, but does not expect the adoption to have a material impact.
3.    Composition of Certain Financial Statement Items

Accounts Receivable, net (in thousands):

	December 31,
	2020	2019
Accounts receivable	$15,079	$19,244
Allowance for doubtful accounts	(487)	(131)
	$14,592	$19,113

The reserve for credit losses on accounts receivable for the years ended December 31, 2020, 2019, and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Beginning	$131	$80	$150
Additions from acquisition	175	—	—
Charges, net of recoveries	221	94	54
Write-offs	(40)	(43)	(124)
Ending	$487	$131	$80
Inventories, net (in thousands):

	December 31,
	2020	2019
Raw materials	$2,865	$2,830
Work-in-process	3,411	5,878
Finished goods	5,778	8,292
	$12,054	$17,000
In 2020, as a result of a shut-down in production associated with shelter-in-place orders by state authorities and the Company’s decision to extend the suspension of production for an additional period of time, production volume was less than normal and the Company recorded associated expense of $6.1 million. Due to a decline in projected product sales, the Company also increased its reserve for excess and obsolete inventory by $0.8 million during the year ended December 31, 2020. Inventory reserves were $1.5 million and $1.7 million at December 31, 2020 and 2019, respectively.
Capitalized stock-based compensation expense of $0.3 million and $0.9 million was included in inventory as of December 31, 2020 and 2019, respectively.
Property and Equipment, net (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$2,159	$2,026
Furniture and office equipment	1,611	1,536
Laboratory and manufacturing equipment	8,939	7,972
Leasehold improvements	3,385	3,367
	16,094	14,901
Less: accumulated depreciation and amortization	(10,470)	(8,589)
	$5,624	$6,312
Disaggregation of Revenues
The following table disaggregates our product sales by product (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
PROPEL family of products	$74,335	$104,657	$105,711
SINUVA	5,315	4,485	2,761
VENSURE, CUBE, and accessories	904	—	—
	$80,554	$109,142	$108,472

4.    Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term investments, and convertible debt embedded derivatives. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:
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
The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate as well as a convertible lattice method for the embedded features. As of December 31, 2020, the fair value of the Company’s Convertible Notes (see Note 10) was $107.6 million.
Cash, Cash Equivalents and Short-term Investments
The following is a summary of cash, cash equivalents and short-term investments, by type of instrument (in thousands):

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2020		Gains	Losses
Level 1:
Cash	$9,755	$—	$—	$9,755	$9,755	$—
Money market funds	2,762	—	—	2,762	2,762	—
	12,517	—	—	12,517	12,517	—
Level 2:
U.S. treasury bills	49,698	4	(3)	49,699	1,004	48,695
Corporate debt securities	6,307	—	(2)	6,305	—	6,305
U.S. government agency bonds	19,504	3	(1)	19,506	—	19,506
	75,509	7	(6)	75,510	1,004	74,506
	$88,026	$7	$(6)	$88,027	$13,521	$74,506

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2019		Gains	Losses
Level 1:
Cash	$11,885	$—	$—	$11,885	$11,885	$—
Money market funds	8,767	—	—	8,767	8,767	—
	20,652	—	—	20,652	20,652	—
Level 2:
Corporate debt securities	50,137	33	(1)	50,169	—	50,169
Commercial paper	19,796	21	—	19,817	—	19,817
	69,933	54	(1)	69,986	—	69,986
	$90,585	$54	$(1)	$90,638	$20,652	$69,986
There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2020, 2019, and 2018.
As of December 31, 2020 and 2019, the Company had no investments with a contractual maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the years ended December 31, 2020, 2019 and 2018. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. The Company concluded that any unrealized losses on investments as of December 31, 2020 were not attributed to credit.
Convertible Notes Embedded Derivatives
The Convertible Notes due in 2025 (see Note 10) have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by the Company, or a sale of all or substantially all of the Company’s assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. The Company has utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, probability of certain triggering events, volatility of common stock, credit rating, and time to maturity. The fair value measurements of the embedded derivatives are classified as Level 3 financial instruments. At December 31, 2020, the fair value of the embedded features was $3.0 million and has been presented together with the Convertible Notes host instrument on the consolidated balance sheets. Changes in the fair value of the Company’s Level 3 liabilities were as follows (in thousands):

December 31, 2020
Balance at December 31, 2019	$—
Additions	1,800
Fair value adjustment	1,248
Balance at December 31, 2020	$3,048
5.    Derivative Financial Instruments
The Company’s deferred purchase consideration related to the Fiagon acquisition (see Note 6) exposed it to foreign currency exchange risk between rate fluctuations of the U.S. dollar and the Euro. To manage this risk, the Company entered into a series of foreign currency exchange forward contracts. In general, gains and losses related to these contracts are expected to be substantially offset by corresponding gains and losses on the remeasurement of the deferred purchase consideration each reporting period. The risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (e.g., those contracts that have a positive fair value) at the date of default. The Company does not enter into derivative contracts for trading purposes.
The derivative instruments the Company uses to hedge this exposure are not designated as hedges and, as a result, changes in their fair value are recorded in other income (expense), net in its consolidated statements of operations. The derivative assets and liabilities are measured using Level 2 fair value inputs.
The Company had gross notional amounts (in USD) on foreign currency exchange contracts not designated as hedging instruments outstanding as of December 31, 2020 as follows (in thousands):

December 31, 2020
Notional amounts:
Forward contracts	$55,025
Gross fair value recorded in:
Prepaid expenses and other current assets	$275
Other non-current assets	$558

The following table summarizes the effect of our foreign currency exchange contracts on our consolidated statements of operations recognized in other income (expense), net (in thousands):

Year Ended
December 31, 2020
Recognized gains	$833
Foreign exchange losses related to balance sheet remeasurement	$(2,388)
6.    Business Combinations
On October 2, 2020, the Company acquired all of the outstanding equity interests of Fiagon and its subsidiaries. Fiagon develops, and commercializes globally, innovative electromagnetic surgical navigation systems and an associated suite of surgical tools and sinus dilation balloons targeted to the ENT surgical space. The transaction increases the Company’s product portfolio as well as its ability to serve customers and patients in the U.S., Europe and elsewhere. Assets and operations acquired included developed technologies, a distribution network, customer relationships, trademarks, certain personnel, and net tangible assets, which collectively met the definition of a business. Under the terms of the Purchase Agreement for the acquisition of Fiagon, the Company made an initial €15.0 million ($17.6 million) payment upon closing in October 2020 and will make €15.0 million annual payments for each of the subsequent three years, plus an estimated €2.2 million purchase price adjustment due in October 2021. The total purchase consideration is denominated in Euro with an equivalent value of $68.9 million included an upfront cash payment of $17.6 million, and deferred payments of $51.3 million. An additional $17.5 million

(€15.0 million equivalent) of cash was placed in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month's five-day trailing exchange rate. The restrictions on cash held in escrow will be released upon payment of the last deferred purchase payment due in October 2023. In addition, the Company entered into agreements to pledge the shares of Fiagon and its intellectual property as security for the deferred payments. The share pledge expires upon payment of the last deferred purchase payment due in October 2023 and the intellectual property pledge expires upon payment of the second installment due in October 2021.
The Company recorded $4.6 million of tangible assets, primarily consisting of $2.2 million of inventory, offset by liabilities assumed of $4.2 million, including deferred tax liabilities of $2.2 million. In addition, the Company recorded $21.9 million of intangible assets and $46.6 million in residual goodwill. Goodwill arising from the business combination consists largely of the synergies and economies of scale expected from combining the operations of the Company and Fiagon, as well as the value of Fiagon’s assembled workforce. Intangible assets included patents and developed technology, a distribution network, customer relationships, and trademarks which are being amortized over a weighted-average period of 9.1 years. The Company’s management utilized a specialist to assist in the valuation. Key assumptions included in the valuation were (1) the amount and timing of future revenues, expenses, and other cash flows, and (2) the discount rate used to determine the present value of these cash flows. The goodwill is not amortizable for income tax purposes. The estimated fair value of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. Measurement period adjustments could reflect new information pertaining to the purchase price consideration, deferred tax impacts and goodwill. Purchase price consideration is pending final agreement regarding the purchase price adjustment to be included in the installment payment due in October 2021. Deferred taxes are pending the results of a tax examination of pre-acquisition periods and preparation of 2020 foreign tax returns by the acquired companies.
In 2020, the Company has included the results of the acquired business, since its acquisition date, in its consolidated financial statements. For the year ended December 31, 2020, Fiagon contributed $0.9 million in revenue and $2.3 million in net loss. At the date of acquisition, the total amount of deferred consideration was recorded at its present value. At the end of each reporting period, accretion of the liability is recorded to interest expense in the consolidated statements of operations. For the year ended December 31, 2020, $0.5 million of interest expense was recorded. As of December 31, 2020, the present value of the deferred acquisition consideration was $54.2 million. The liability is discounted at a market participant's borrowing rate for debt instruments with similar maturities, security, and other characteristics. Total costs recognized with the transaction to date are $3.4 million of acquisition costs and $0.6 million of integration costs, which have been recognized in selling, general and administrative expense in the consolidated statements of operations.
The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Fiagon as if it was consummated on January 1, 2019 (the beginning of the comparable reporting period), and includes pro forma adjustments including interest expense, cost of sales, foreign exchange and imputed interest impacts of the deferred consideration, amortization of intangibles, and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following adjustments were made:
•For the year ended December 31, 2020, the Company increased interest expense by $0.8 million, increased other expense from foreign currency remeasurement by $1.5 million, and reduced selling, general and administrative expenses by $0.6 million.
•For the year ended December 31, 2019, the Company increased cost of sales by $0.6 million, increased selling, general and administrative expenses by $6.5 million, including $4.0 million related to non-recurring acquisition and integration costs, increased interest expense by $1.9 million, and increased other income by $1.2 million from foreign currency remeasurement.

	Year Ended December 31,
	2020	2019
	(Unaudited, in thousands)
Revenue	$82,797	$120,998
Net loss	(77,504)	(50,707)
Net loss per share, basic and diluted	(2.38)	(1.62)
Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results.
Goodwill
The Company completed a goodwill impairment assessment and determined that no indicators of impairment existed. As of December 31, 2020, there has been no impairment of goodwill.
Acquired Intangible Assets
The following table summarizes the components of gross intangible asset, accumulated amortization, and net intangible asset balances as of December 31, 2020 (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,100	$(478)	$18,622
Distribution network	1,100	(92)	1,008
Customer relationships	1,500	(125)	1,375
Trademarks	200	(12)	188
Total intangible assets	$21,900	$(707)	$21,193
Amortization expense related to intangible assets was $0.7 million for the year ended December 31, 2020.
The estimated future amortization expense related to intangible assets as of December 31, 2020 is as follows (in thousands):

December 31, 2020
2021	$2,827
2022	2,827
2023	2,609
2024	1,948
2025	1,910
Thereafter	9,072
Total	$21,193
Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

7.    Leases
As of December 31, 2020, the Company has four leased facilities under operating lease agreements. Rent expense was $4.3 million, $2.4 million and $2.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.
In December 2020, the Company entered into a third amendment (the “Third Amendment”) to the lease of its headquarters to extend the lease expiration from September 1, 2024 to December 31, 2027. The extension of this operating lease increased the right of use asset by $7.1 million. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs.

Operating lease liabilities (in thousands):

	December 31,
	2020	2019
Current portion presented in other current liabilities	$762	$1,336
Non-current portion presented in operating lease liabilities	17,736	10,886
	$18,498	$12,222
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 was $2.2 million and was included in net cash used in operating activities in the consolidated statements of cash flows.
Future minimum annual operating lease payments are as follows (in thousands):

Years Ending December 31,	December 31, 2020
2021	$3,996
2022	3,984
2023	4,088
2024	4,126
2025	4,058
Thereafter	8,547
Total minimum payments	28,799
Less: present value adjustment	(7,782)
Less: tenant improvement allowance	(2,519)
Total	$18,498

	December 31,
	2020	2019
Weighted-average remaining lease term (years)	6.8	4.7
Weighted-average discount rate	9.5%	8.2%
8.    Stockholders’ Equity
Series DF-1 Convertible Preferred Stock
The Company’s board of directors has designated 6,310 shares of the authorized 10,000,000 shares of preferred stock, $0.001 par value per share, as Series DF-1 Convertible Preferred Stock (the “Series DF-1 Convertible Preferred Stock”). Each share of Series DF-1 Convertible Preferred Stock is non-voting and convertible to 1,000 shares of the Company’s Common Stock. There is an aggregate of 6,309,459 shares of common stock issuable upon conversion of the Series DF-1 Convertible Preferred Stock. The Series DF-1 Convertible Preferred Stock does not have voting rights but is eligible for dividends or distributions on an as-converted basis.
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
The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of incentive stock options (“ISOs”) under the 2014 Plan is 10.0 million. ISOs and non-statutory stock options (“NSOs”) may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. ISOs granted under the 2014 Plan generally vest 25% after the completion of twelve months of service and the balance vests in equal monthly installments over the next 36 months of service and expire 10 years from the grant date. New shares are issued upon exercise of options under the stock plan. On January 1, 2020, the total number of shares of common stock reserved for issuance increased by 967,064 shares to 9,934,768 shares. As of December 31, 2020, 3,177,912 shares remained available for issuance. In January 2017, the Company began issuing restricted stock units (“RSUs”) under the 2014 Plan. The RSUs generally vest annually over three years.
A summary of the Company’s stock option activity, including market-based performance stock options and related information is as follows (in thousands, except price data):

	Year Ended December 31, 2020
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,636	$23.71
Granted	1,295	20.45
Exercised	(341)	16.23
Forfeited	(991)	28.17
Outstanding, end of period	3,599	22.01
Exercisable	1,682	22.46
As of December 31, 2020, included in the outstanding options was an option subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company's common stock with an exercise price of $20.44. As of December 31, 2020, these stock options remain unvested.
The aggregate intrinsic value of options outstanding was $12.1 million and options outstanding and exercisable was $6.2 million, as calculated based on the closing price of the Company’s common stock at the end of the period, the weighted-average remaining contractual term of options outstanding was 7.8 years and options outstanding and exercisable was 6.5 years. The aggregate intrinsic value of options exercised was $2.0 million, $11.4 million and $17.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.
A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Year Ended December 31, 2020
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	511	$25.62
Awarded	353	23.44
Vested	(223)	24.03
Forfeited	(153)	28.43
Outstanding, end of period	488	23.88
As of December 31, 2020, the aggregate intrinsic value of RSUs outstanding was $11.2 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was 1.9 years.

The Company also offers Performance Stock Units (“PSUs”), subject to both service and market-based vesting conditions. A summary of the Company’s PSU activity and related information (PSUs in thousands):

	Year Ended December 31, 2020
	PSUs	Weighted Average Fair Value
Outstanding, beginning of period	89	$14.22
Awarded	103	17.28
Forfeited	(62)	15.70
Outstanding, end of period	130	15.94
In February 2020, the Company granted 102,685 PSUs. The shares subject to the PSUs will vest on the third anniversary from the date of grant provided that certain 30-day trailing average stock price targets ($37, $46 and $55, respectively) are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested shares will be cancelled. The grant date fair value of the PSUs was $1.8 million, as estimated with the Monte Carlo simulation model, using the following assumptions: expected volatility of 46.7%; expected risk-free interest rate of 1.3%, and expected dividend yield of zero percent. The fair value of this award is expected to be recognized on a straight-line basis over the three-year service period from the date of grant.
As of December 31, 2020, the aggregate intrinsic value of PSUs outstanding was $3.0 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of PSUs outstanding was 2.0 years.
2014 Employee Stock Purchase Plan
In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The 2014 ESPP became effective on the effective date of the IPO. A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”). The Company issued 0.1 million shares during December 31, 2020 and 0.2 million shares in each of the years ended December 31, 2019 and 2018.
9.    Stock-Based Compensation Expense
Total stock-based compensation expense recognized is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of sales	$1,805	$1,273	$703
Selling, general and administrative	11,493	15,709	10,063
Research and development	1,660	3,167	2,467
	$14,958	$20,149	$13,233
As of December 31, 2020, the total compensation expense related to unvested stock option, RSU, and PSU grants under the Company’s 2014 plan not yet recognized was $27.4 million. This expense will be amortized on a straight-line basis over a weighted average period of 2.5 years and will be adjusted for subsequent forfeitures.
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
The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	6.0	6.0	6.0
Expected volatility	58.0%	48.0%	45.0%
Risk-free interest rate	0.9%	2.2%	2.7%
Dividend yield	0.0%	0.0%	0.0%
Fair value	$10.87	$11.74	$15.82
The fair value of stock purchase rights granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	0.5	0.5	0.5
Expected volatility	82.0%	49.0%	49.0%
Risk-free interest rate	0.1%	2.0%	2.5%
Dividend yield	0.0%	0.0%	0.0%
Fair value	$5.67	$6.71	$9.29

10.    Convertible Notes
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
The Company is obligated to notify the holders of the Convertible Notes no less than ten trading days nor more than sixty calendar days prior to any such redemption. During the period from the date on which the Company delivers an optional redemption notice until the date the optional redemption price is paid to holders, if a holder elects to convert its Convertible Notes, it will receive the shares otherwise issuable upon conversion of the Convertible Notes, plus an additional number of shares determined in accordance with the Convertible Notes. To the extent the holder would be prohibited due to the Beneficial Ownership Cap to convert its Convertible Notes during such period, such holder would be entitled to convert all or any portion of its Convertible Notes into shares of Series DF-1 Convertible Preferred Stock of the Company (such conversion, a “Preferred Stock Conversion”). The number of Series DF-1 Convertible Preferred Stock issuable upon a Preferred Stock Conversion shall be determined by dividing the number of shares of common stock of the Company that it would be entitled to receive from such conversion by 1,000. See Note 8 for discussion on the rights and privileges of Series DF-1 Convertible Preferred Stock. Upon any conversion of the Convertible Notes in connection with a major transaction, redemption of the Convertible Notes in connection with a major transaction or an optional redemption, holders of the Convertible Notes will also be entitled to a make-whole increase to the conversion rate or make-whole interest provision.
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
Upon issuance, the fair value of the embedded derivatives was $1.8 million. The Company’s management engaged a specialist to assist with the valuation. A corresponding convertible debt discount and transaction costs of $1.8 million and $3.2 million, respectively were recorded on the issuance date and are netted against the principal amount of the convertible notes. Transaction costs related to the issuance of the convertible notes primarily comprised of underwriters’, legal, accounting and other professional fees.

As of December 31, 2020, the net carrying amount of the convertible notes is as follows (in thousands):

December 31, 2020
Outstanding principal amount of convertible notes	$65,000
Unamortized debt discount and transaction costs	(4,398)
Fair value of embedded derivatives	3,048
Convertible notes, net	$63,650
The convertible debt discount and transaction costs are being amortized to expense over the term of the Notes. For the year ended December 31, 2020, the accretion of the convertible debt discount and amortization of debt issuance costs was $0.6 million and was included in interest expense in the consolidated statements of operations. The accrued interest on the outstanding principal of $65.0 million as of December 31, 2020 was $0.7 million and was included in other current liabilities on the consolidated balance sheets.
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
On May 15, 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled Yaron v. Intersect ENT, Inc., et al.,Case No. 4:19-cv-02647, against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorney’s fees. The Court appointed the lead plaintiff and set a schedule for initial motions and pleadings. By order dated June 19, 2020, the Court granted the Company’s motion to dismiss the amended complaint with leave to amend. On July 29, 2020, the plaintiff filed a second amended complaint. The Company moved to dismiss the second amended complaint on September 18, 2020. By order dated January 22, 2021, the Court granted the Company’s motion to dismiss the second amended complaint with leave to amend. Although the Company continues to believe this lawsuit is without merit, on March 4, 2021, the Company agreed with the plaintiff to a settlement-in-principle that, if approved, will resolve the litigation in its entirety. The plaintiff’s motion for preliminary approval of the proposed settlement is due on May 5, 2021. As of this filing, the Court has not yet set a date for the preliminary approval hearing. As of December 31, 2020, the Company has accrued anticipated settlement costs associated with this lawsuit of $0.3 million which is recorded in other current liabilities on the consolidated balance sheets.
Purchase Commitments

As of December 31, 2020, the Company had non-cancellable commitments to suppliers for purchases totaling $5.8 million.
12.    Employee Retirement Plan
In January 2007, the Company established a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary profit sharing contribution to each eligible employee, subject to limits specified by the IRC, on an annual basis, provided the employee is employed with the Company on the last day of the plan year which is December 31. In addition, the Company may also make matching contributions of an employee’s eligible compensation. The Company’s contributions will vest 25% per year over four years. Total matching contributions were $1.0 million, $1.1 million and $0.7 million during the years ended December 31, 2020, 2019 and 2018, respectively.

13.    Income Taxes

The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(70,801)	$(42,994)	$(22,922)
Foreign	(1,934)	—	—
	$(72,735)	$(42,994)	$(22,922)

The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	20	—	—
Total current	20	—	—

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(436)	—	—
Total deferred	(436)	—	—

Total provision for income tax benefit	$(416)	$—	$—
The amount computed by applying the federal statutory rate to loss before income taxes reconciles to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	$(15,274)	$(9,029)	$(4,814)
State tax, net of federal benefit	(2,881)	(1,977)	(1,935)
Effect of foreign operations	(10)	—	—
Permanent items	234	299	406
Stock-based compensation	2,079	190	(2,219)
R&D tax credit	(282)	(782)	(893)
Change in valuation allowance	15,718	11,299	9,455
	$(416)	$—	$—

Significant components of net deferred tax liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$73,711	$54,722
R&D tax credit	9,538	8,944
Accruals and other	8,671	8,064
Operating lease liabilities	4,695	3,049
	96,615	74,779
Deferred tax liabilities:
Depreciation and amortization	(6,257)	(5)
Operating lease right-of-use assets	(4,356)	(2,988)
	(10,613)	(2,993)
Gross deferred tax assets:	86,002	71,786
Valuation allowance	(87,571)	(71,786)
Net deferred tax liability	$(1,569)	$—
Deferred income taxes reflect the tax effects of NOLs and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with the acquisition of Fiagon on October 2, 2020, a net deferred tax liability of $2.2 million was established, the most significant component of which is related to the book to tax basis differences associated with the acquired developed technology and customer relationships, as well as acquired net operating loss carry forwards. The amortization of the intangible assets also contributed to the deferred tax benefit recorded in the foreign jurisdictions in the current year.
Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until the Company has sufficient taxable income. Accordingly, the domestic net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $15.8 million and $11.3 million during the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the Company’s federal NOL carryforwards were $270.9 million, of which $148.4 million will begin to expire in 2026, and $122.5 million have an indefinite carryforward period. Federal research and development tax credits of $6.9 million will begin to expire in 2026. In addition, NOL carryforwards for state income tax purposes of $66.8 million will begin to expire in 2028 and state research and development tax credits of $6.4 million do not expire. Fiagon also had foreign net operating loss carryforwards of $16.0 million in Germany, which may be carried forward indefinitely.
Utilization of the NOL carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the NOL before utilization.
The Company had unrecognized tax benefits of $2.7 million and $2.5 million as of December 31, 2020 and 2019, respectively, associated with domestic taxes. Due to the Company’s full valuation allowance against all domestic net deferred tax assets, the Company’s unrecognized tax benefits, if recognized, would not affect the effective tax rate.
A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2020	2019	2018
Beginning of year	$2,485	$2,107	$1,660
Additions for tax positions related to:
Current year	169	378	332
Prior years	—	—	115
End of year	$2,654	$2,485	$2,107

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefit may increase or decrease during the next twelve months for items that arise in the ordinary course of business.
The Company files income tax returns in the U.S. federal and various state jurisdictions. Tax years beginning in 2004 through 2020 remain open to examination by the major taxing authorities to which the Company is subject to. In the Company’s foreign jurisdiction, Germany, the tax years subsequent to 2014 remain open to examination. The Company’s policy is to record interest related to uncertain tax positions as interest expense and any penalties within other income (expense) in its statements of operations. The Company has not recorded any interest expense or penalties associated with unrecognized tax benefits.

14.    Subsequent Event
In February 2021, the Company extended the lease of its facility in Austin, Texas by 36 months through January 31, 2024. The total amount of future rent payments under the amendment is $0.2 million.