Form 10-Q
period 2021-03-31
Intersect ENT, Inc.
filed 2021-05-10
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares of common stock outstanding as of May 3, 2021 were 33,140,573.

INTERSECT ENT, INC.
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERSECT ENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$14,365	$13,521
Short-term investments	56,159	74,506
Accounts receivable, net	14,581	14,592
Inventories, net	13,217	12,054
Prepaid expenses and other current assets	3,965	3,494
Total current assets	102,287	118,167
Property and equipment, net	5,242	5,624
Operating lease right-of-use assets	16,813	17,151
Intangible assets, net	20,312	21,193
Goodwill	46,639	46,639
Restricted cash	18,345	17,500
Other non-current assets	801	1,107
Total assets	$210,439	$227,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,943	$6,042
Accrued compensation	10,917	13,559
Deferred acquisition related consideration, current	20,149	21,071
Other current liabilities	5,529	3,575
Total current liabilities	43,538	44,247
Operating lease liabilities	15,913	17,736
Convertible notes, net	64,216	63,650
Deferred acquisition related consideration, non-current	32,206	33,167
Deferred tax liability	1,367	1,569
Other non-current liabilities	942	—
Total liabilities	158,182	160,369
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares: 9,994; Issued and outstanding shares: none	—	—
Series DF-1 convertible preferred stock, $0.001 par value; Authorized shares: 6; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000; Issued and outstanding shares: 33,136 at March 31, 2021 and 32,936 at December 31, 2020	33	33
Additional paid-in capital	375,315	370,053
Accumulated other comprehensive income	15	1
Accumulated deficit	(323,106)	(303,075)
Total stockholders’ equity	52,257	67,012
Total liabilities and stockholders’ equity	$210,439	$227,381
(1)Amounts have been derived from the December 31, 2020 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$24,328	$19,826
Cost of sales	8,455	6,410
Gross profit	15,873	13,416
Operating expenses:
Selling, general and administrative	28,077	26,200
Research and development	6,370	5,146
Total operating expenses	34,447	31,346
Loss from operations	(18,574)	(17,930)
Interest expense	(1,375)	—
Other income (expense), net	(504)	397
Loss before income taxes	(20,453)	(17,533)
Provision for income tax (benefit)	(422)	—
Net loss	(20,031)	(17,533)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net	14	(19)
Comprehensive loss	$(20,017)	$(17,552)
Net loss per share, basic and diluted	$(0.61)	$(0.54)

Weighted average common shares used to compute net loss per share, basic and diluted	33,022	32,365
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	32,936	$33	$370,053	$1	$(303,075)	$67,012
Issuance of common stock and exercise of stock options	200	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	4,141	—	—	4,141
Unrealized gain on short-term investments	—	—	—	14	—	14
Net loss	—	—	—	—	(20,031)	(20,031)
Balance at March 31, 2021	33,136	$33	$375,315	$15	$(323,106)	$52,257

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	32,235	$32	$348,729	$53	$(230,756)	$118,058
Issuance of common stock and exercise of stock options	302	1	3,100	—	—	3,101
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized loss on short-term investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(17,533)	(17,533)
Balance at March 31, 2020	32,537	$33	$356,082	$34	$(248,289)	$107,860

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(20,031)	$(17,533)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,202	496
Non-cash lease expense	481	538
Stock-based compensation expense	4,061	4,356
Amortization of net investment premium (discount)	265	(83)
Amortization of debt transaction costs and accretion of debt discount	220	—
Impairment of property, equipment, and intangible assets	575	—
Interest expense on deferred acquisition related costs	504	—
Loss on foreign currency forward contracts	2,287	—
Foreign currency remeasurement gain	(1,973)	—
Change in fair value of embedded derivatives	346	—
Provision for income tax benefit	(422)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(172)	8,807
Inventories, net	(1,083)	(151)
Prepaid expenses and other assets	(1,167)	(368)
Accounts payable	1,070	634
Accrued compensation	(2,614)	(2,327)
Other liabilities	(321)	(325)
Net cash used in operating activities	(16,772)	(5,956)
Investing activities:
Purchases of short-term investments	—	(7,339)
Maturities of short-term investments	18,096	23,872
Purchases of property and equipment	(467)	(137)
Net cash provided by investing activities	17,629	16,396
Financing activities:
Proceeds from issuance of common stock and exercise of stock options	1,121	3,101
Net cash provided by financing activities	1,121	3,101
Effect of exchange rates on cash, cash equivalents, and restricted cash	(196)	—
Net increase in cash, cash equivalents, and restricted cash	1,782	13,541
Cash, cash equivalents, and restricted cash:
Beginning of the period	31,021	20,652
End of the period	$32,803	$34,193
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease obligations	$144	$—
Property and equipment included in accounts payable	55	321
Lessor funded building improvements	46	—
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
The interim financial data as of March 31, 2021, is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2021 and 2020. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020 filed with the SEC on March 9, 2021.
Risks and Uncertainties
The Company is subject to risks and uncertainties resulting from the COVID-19 pandemic. The Company cannot predict the extent or duration of the impact of the COVID-19 pandemic on its financial and operating results, as the information regarding the current environment is evolving rapidly. Due to the COVID-19 pandemic, the Company’s business has been and will continue to be impacted by patients’ decisions whether or not to undergo sinus surgeries and, as a result, ENT ASC and office procedure volumes may fluctuate. The Company’s operations may be further impacted by COVID-19 due to changes in its manufacturing operations as a result of the easing of certain restrictions of the shelter-in-place orders issued by local and federal authorities. Furthermore, the COVID-19 pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability.

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
Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarified and amends existing guidance to improve consistent application. ASU 2019-12 became effective for the Company beginning in 2021. The adoption of the standard did not result in a material impact to the Company’s condensed consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables- Nonrefundable Fees and Other Costs ("ASU 2020-08"). ASU 2020-08 clarifies the accounting for the amortization period for certain purchased callable debt securities held at a premium by giving consideration to securities which have multiple call dates. ASU 2020-08 became effective for the Company beginning in 2021. The adoption of the standard had no impact to the Company’s condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). ASU 2020-06 modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The Company early adopted this standard and became effective beginning in 2021. The adoption of the standard had no impact to the Company’s condensed consolidated financial statements.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, except as follows:
Cost of sales
Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor. A significant portion of the Company’s cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. Cost of sales also includes depreciation expense for production equipment, amortization of intangible assets associated with acquired product technologies and processes, maintenance of operational processes, and certain direct costs such as shipping costs.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are charged to operations as incurred. During the three months ended March 31, 2021, the Company recognized impairment expense of $0.4 million related to certain property and equipment, which was recorded in selling, general and administrative expense in the condensed consolidated statements of operations.
3.    Composition of Certain Financial Statement Items
Accounts receivable, net (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$14,927	$15,079
Allowance for doubtful accounts	(346)	(487)
	$14,581	$14,592
Inventories, net (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$2,922	$2,865
Work-in-process	2,908	3,411
Finished goods	7,387	5,778
	$13,217	$12,054
Capitalized stock-based compensation expense of $0.4 million and $0.3 million was included in inventory as of March 31, 2021 and December 31, 2020, respectively.
Operating lease liabilities (in thousands):

	March 31, 2021	December 31, 2020
Current portion presented in other current liabilities	$2,238	$762
Non-current portion presented in operating lease liabilities	15,913	17,736
	$18,151	$18,498
Revenue (in thousands):

	Three Months Ended March 31,
	2021	2020
PROPEL family of products	$20,442	$19,090
SINUVA	2,435	736
VENSURE, CUBE, and accessories	1,451	—
	$24,328	$19,826

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
The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate as well as a convertible lattice model for the embedded features. As of March 31, 2021, the fair value of the Company’s Convertible Notes (see Note 9) was $101.0 million.
Cash, Cash Equivalents, Short-term Investments, and Restricted Cash
The following is a summary of cash, cash equivalents, and restricted cash (in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$14,365	$34,193
Restricted cash	18,345	—
Restricted cash presented in prepaid and other current assets	93	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$32,803	$34,193

In association with the acquisition of Fiagon, the Company held $18.3 million and $17.5 million as of March 31, 2021 and December 31, 2020, respectively, with an escrow agent with the seller as beneficiary. These balances are presented as restricted cash on the Company’s condensed consolidated balance sheets. The restricted cash balance presented in prepaid and other current assets at March 31, 2021 represents a rent deposit held in escrow.

The following is a summary of the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated available-for-sale (in thousands):

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
March 31, 2021		Gains	Losses
Level 1:
Cash	$10,128	$—	$—	$10,128	$10,128	$—
Money market funds	4,237	—	—	4,237	4,237	—
	14,365	—	—	14,365	14,365	—
Level 2:
U.S. treasury bills	39,523	10	—	39,533	—	39,533
U.S. government agency bonds	16,621	5	—	16,626	—	16,626
	56,144	15	—	56,159	—	56,159
	$70,509	$15	$—	$70,524	$14,365	$56,159

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2020		Gains	Losses
Level 1:
Cash	$9,755	$—	$—	$9,755	$9,755	$—
Money market funds	2,762	—	—	2,762	2,762	—
	12,517	—	—	12,517	12,517	—
Level 2:
U.S. treasury bills	49,698	4	(3)	49,699	1,004	48,695
Corporate debt securities	6,307	—	(2)	6,305	—	6,305
U.S. government agency bonds	19,504	3	(1)	19,506	—	19,506
	75,509	7	(6)	75,510	1,004	74,506
	$88,026	$7	$(6)	$88,027	$13,521	$74,506
There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2021 and year ended December 31, 2020.
As of March 31, 2021 and December 31, 2020, the Company had no investments with a remaining maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2021 and year ended December 31, 2020. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. The Company concluded that any unrealized losses on investments as of March 31, 2021 were not attributed to credit.
Convertible Notes Embedded Derivatives
The Convertible Notes due in 2025 (see Note 9) have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by the Company, or a sale of all or substantially all of the Company’s assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. The Company has utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The fair value measurements of the embedded derivatives are classified as Level 3 financial instruments. At March 31, 2021, the fair value of the embedded features was $3.4 million and has been presented together with the Convertible Notes host instrument on the condensed consolidated balance sheets. Changes in the fair value of the Company’s Level 3 liabilities were as follows:

March 31, 2021
Balance at December 31, 2020	$3,048
Additions	—
Fair value adjustment	346
Balance at March 31, 2021	$3,394

The change in fair value of embedded derivatives for the three months ended March 31, 2021 was a $0.3 million loss, which was recorded in other income (expense), net in the Company's condensed consolidated statements of operations.

Derivative Financial Instruments
The Company’s deferred purchase consideration related to the Fiagon acquisition exposed it to foreign currency exchange risk between rate fluctuations of the U.S. dollar and the Euro. To manage this risk, the Company entered into a series of foreign currency exchange forward contracts. In general, gains and losses related to these contracts are expected to be substantially offset by corresponding gains and losses on the remeasurement of the deferred purchase consideration each reporting period. The risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (e.g., those contracts that have a positive fair value) at the date of default. The Company does not enter into derivative contracts for trading purposes.
The derivative instruments the Company uses to hedge this exposure are not designated as hedges and, as a result, changes in their fair value are recorded in other income (expense), net in its condensed consolidated statements of operations. The derivative assets and liabilities are measured using Level 2 fair value inputs.
The Company had gross notional amounts (in EUR) on foreign currency exchange contracts not designated as hedging instruments outstanding as of March 31, 2021 and December 31, 2020 as follows (in thousands):

	March 31, 2021	December 31, 2020
Notional amounts:
Forward contracts	€45,000	€45,000
Gross fair value recorded in:
Prepaid expenses and other current assets	$—	$275
Other non-current assets	$—	$558
Other current liabilities	$511	$—
Other non-current liabilities	$942	$—

The following table summarizes the effect of the Company’s foreign currency exchange contracts on its condensed consolidated statements of operations recognized in other income (expense), net (in thousands):

Three Months Ended
March 31, 2021
Recognized losses	$(2,287)
Foreign exchange gain on remeasurement of deferred acquisition related consideration	$2,384
5.    Business Combinations
On October 2, 2020, the Company acquired all of the outstanding equity interests of Fiagon and its subsidiaries. Fiagon develops, and commercializes globally, innovative electromagnetic surgical navigation systems and an associated suite of surgical tools and sinus dilation balloons targeted to the ENT surgical space. The transaction increases the Company’s product portfolio as well as its ability to serve customers and patients in the U.S., Europe and elsewhere. Assets and operations acquired included developed technologies, a distribution network, customer relationships, trademarks, certain personnel, and net tangible assets, which collectively met the definition of a business. Under the terms of the Purchase Agreement for the acquisition of Fiagon, the Company made an initial €15.0 million ($17.6 million) payment upon closing in October 2020 and will make €15.0 million annual payments for each of the subsequent three years, plus an estimated €2.2 million purchase price adjustment due in October 2021. The total purchase consideration is denominated in Euros with an equivalent value of $68.9 million which included an upfront cash payment of $17.6 million, and deferred payments of $51.3 million, of which $17.5 million (€15.0 million equivalent) of cash was placed in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month's five-day trailing exchange rate. The restrictions on cash held in escrow will be released upon payment of the last deferred purchase payment due in October 2023. In addition, the Company entered into agreements to pledge the shares of Fiagon and its intellectual property as security for the deferred payments. The share pledge expires upon payment of the last deferred purchase payment due in October 2023 and the intellectual property pledge expires upon payment of the second installment due in October 2021.
The Company recorded $4.6 million of tangible assets, primarily consisting of $2.2 million of inventory, offset by liabilities assumed of $4.2 million, including deferred tax liabilities of $2.2 million. In addition, the Company recorded $21.9 million of intangible assets and $46.6 million in residual goodwill. Goodwill arising from the business combination consists largely of the synergies and economies of scale expected from combining the operations of the Company and Fiagon, as well as the value of Fiagon’s assembled workforce. Intangible assets included patents and developed technology, a distribution network, customer relationships, and trademarks. The Company’s management utilized a specialist to assist in the valuation. Key assumptions included in the valuation were (1) the amount and timing of future revenues, expenses, and other cash flows, and (2) the discount rate used to determine the present value of these cash flows. The goodwill is not amortizable for income tax purposes. The estimated fair value of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. Measurement period adjustments could reflect new information pertaining to the purchase price consideration, deferred tax impacts and goodwill. Purchase price consideration is pending final agreement regarding the purchase price adjustment to be included in the installment payment due in October 2021. Deferred taxes are pending the results of a tax examination of pre-acquisition periods and preparation of 2020 foreign tax returns by the acquired companies.
During the three months ended March 31, 2021, the Company recognized impairment expense of $0.2 million, related to the remaining trademarks value as a result of a decision to rebrand the associated products, which was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.
6.    Stockholders’ Equity
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
7.    Stock-based Compensation Expense
2014 Equity Incentive Plan
In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2021, the total number of shares of common stock reserved for issuance increased by 988,070 shares to 10,922,838 shares reserved since the inception of the 2014 Plan. At March 31, 2021, 3,173,483 shares remained available for issuance.

A summary of the Company’s stock option activity and related information (options in thousands):

	Three Months Ended March 31, 2021
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,599	$22.01
Granted	691	23.03
Exercised	(101)	11.10
Forfeited	(104)	27.01
Outstanding, end of period	4,085	22.33
Exercisable	1,666	23.09
As of March 31, 2021, included in the outstanding options was an option subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. As of March 31, 2021, these stock options remain unvested.
The aggregate pre-tax intrinsic value of options outstanding was $6.9 million and options outstanding and exercisable was $3.9 million, the weighted-average remaining contractual term of options outstanding was 8.0 years and options outstanding and exercisable was 6.5 years. The aggregate pre-tax intrinsic value of options exercised was $1.2 million during each of the three months ended March 31, 2021 and 2020.
A summary of the Company’s RSU activity and related information (RSUs in thousands):

	Three Months Ended March 31, 2021
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	488	$23.88
Awarded	277	23.07
Vested	(99)	29.98
Forfeited	(32)	21.37
Outstanding, end of period	634	22.70
As of March 31, 2021, the aggregate pre-tax intrinsic value of RSUs outstanding was $13.2 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was 2.3 years.
The Company also offers Performance Stock Units (“PSUs”), subject to service, performance, and market-based vesting conditions. A summary of the Company’s PSU activity and related information (PSUs in thousands):

	Three Months Ended March 31, 2021
	PSUs	Weighted Average Fair Value
Outstanding, beginning of period	130	$15.94
Awarded	167	25.35
Forfeited	(7)	17.28
Outstanding, end of period	290	21.31
As of March 31, 2021, the aggregate pre-tax intrinsic value of PSUs outstanding was $6.1 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of PSUs outstanding was 2.1 years.

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$321	$441
Selling, general and administrative	3,091	3,552
Research and development	649	363
	$4,061	$4,356
As of March 31, 2021, the total compensation expense related to unvested stock option, RSU, and PSU grants under the Company’s 2014 plan not yet recognized was $41.5 million and is currently estimated to be expensed through the year 2025. This expense will be amortized on a straight-line basis over a weighted average period of 2.7 years and will be adjusted for subsequent forfeitures.
2014 Employee Stock Purchase Plan
In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”) since the inception of the 2014 ESPP. At March 31, 2021, 893,829 shares remained available for issuance and no shares were issued during the three months ended March 31, 2021.
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
The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended March 31,
	2021	2020
Common stock options	3,658	3,372
Market-based performance stock options	427	427
Restricted stock units	634	596
Market-based performance stock units	290	192
Employee stock purchase plan shares	63	70
Stock issuable upon conversion of convertible note	6,309	—
	11,381	4,657
The Company uses the if-converted method for calculating any potentially dilutive effects of the Convertible Notes. The Company did not adjust the net loss for the three months ended March 31, 2021 to eliminate any interest expense related to the Convertible Notes (see Note 9) in the computation of diluted loss per share, or calculate the potential common shares from conversion, as the effects would have been anti-dilutive. The shares presented above represent the maximum number of convertible shares which can be issued subject to the make-whole increase to the conversion rate upon certain events.

9.    Convertible Notes
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
The Company is obligated to notify the holders of the Convertible Notes no less than ten trading days nor more than sixty calendar days prior to any such redemption. During the period from the date on which the Company delivers an optional redemption notice until the date the optional redemption price is paid to holders, if a holder elects to convert its Convertible Notes, it will receive the shares otherwise issuable upon conversion of the Convertible Notes, plus an additional number of shares determined in accordance with the Convertible Notes. To the extent the holder would be prohibited due to the Beneficial Ownership Cap to convert its Convertible Notes during such period, such holder would be entitled to convert all or any portion of its Convertible Notes into shares of Series DF-1 Preferred Stock of the Company (such conversion, a “Preferred Stock Conversion”). The number of Series DF-1 Preferred Stock issuable upon a Preferred Stock Conversion shall be determined by dividing the number of shares of common stock of the Company that it would be entitled to receive from such conversion by

1,000. See Note 6 for discussion on the rights and privileges of Series DF-1 Preferred Stock. Upon any conversion of the Convertible Notes in connection with a major transaction, redemption of the Convertible Notes in connection with a major transaction or an optional redemption, holders of the Convertible Notes will also be entitled to a make-whole increase to the conversion rate or make-whole interest provision.
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
As of March 31, 2021, the net carrying amount of the Convertible Notes is as follows:

March 31, 2021
Outstanding principal amount of convertible notes	$65,000
Unamortized debt discount and transaction costs	(4,178)
Fair value of embedded derivatives	3,394
Convertible notes, net	$64,216
The convertible debt discount and transaction costs are being amortized to expense over the term of the Notes. For the three months ended March 31, 2021, the accretion of the convertible debt discount and amortization of debt issuance costs was $0.2 million and was included in interest expense in the condensed consolidated statements of operations. The accrued interest on the outstanding principal of $65.0 million as of March 31, 2021 was $0.6 million and was included in other current liabilities on the condensed consolidated balance sheets.
10.    Commitments and Contingencies
Litigation
The Company may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in the Company’s estimation, it may record reserves in its financial statements for pending litigation and other claims.
On May 15, 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled Yaron v. Intersect ENT, Inc., et al.,Case No. 4:19-cv-02647, against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorney’s fees. The Court appointed the lead plaintiff and set a schedule for initial motions and pleadings. By order dated June 19, 2020, the Court granted the Company’s motion to dismiss the amended complaint with leave to amend. On July 29, 2020, the plaintiff filed a second amended complaint. The Company moved to dismiss the second amended complaint on September 18, 2020. By order dated January 22, 2021, the Court granted the Company’s motion to dismiss the second amended complaint with leave to amend. Although the Company continues to believe this lawsuit is without merit, on March 4, 2021, the Company agreed with the plaintiff to a settlement-in-principle that, if approved, will resolve the litigation in its entirety. The plaintiff’s motion for preliminary approval of the proposed settlement is due on May 11, 2021. As of this filing, the Court has not yet set a date for the preliminary approval hearing. As of March 31, 2021, the Company has accrued anticipated settlement costs associated with this lawsuit of $0.3 million which is recorded in other current liabilities on the condensed consolidated balance sheets.

11.    Income Taxes
The provision for income taxes in the periods presented is based upon the loss before income taxes (in thousands):

	Three Months Ended March 31,
	2021	2020
Provision for income tax (benefit)	$(422)	$—

The Company’s income tax benefit in the three months ended March 31, 2021 was primarily related to the amortization of acquired intangible assets in foreign jurisdictions.
Due to historical losses, management believes it is more likely than not that the net deferred tax assets are not recognizable and will not be recognizable until the Company has sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If management’s assessment of the deferred tax assets of the corresponding valuation allowance were to change, the Company would record the related adjustment to net loss during the period in which management makes the determination.
As of March 31, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.
12.    Subsequent Event
On April 26, 2021, the Company was notified by a European Notified Body of deficiencies in certain in-house competencies and training relative to policies and processes after an audit at the Company’s Menlo Park, California facility. As a result of the deficiencies, the Company’s CE Marks for PROPEL and PROPEL Mini have been suspended while it completes necessary remediation activities and submits the response. During the suspension, the Company remains permitted to sell existing inventory located in the European Union. On May 7, 2021, the Company completed its formal response and will be submitting that response in a filing to the Notified Body on May 10, 2021. Prior to that filing, the Company received positive feedback relative to the submission content from the inspector and the Company expects to meet all regulatory filing requirements in a timely manner. While the CE Marks are suspended, the Company believes it remains compliant in all other jurisdictions and no other aspects of the business, including the Fiagon products, have been impacted. For the three months ended March 31, 2021, revenue from PROPEL and PROPEL Mini in Europe was approximately $0.4 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. In addition, forward-looking statements include the impact that the COVID-19 pandemic will have on our business, and our belief that we will be able to return to revenue growth as the current crisis subsides. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to: the duration and severity of the COVID-19 pandemic is unknown and could continue, and be more severe than we currently expect; the unknown state of the U.S. economy following the pandemic; the level of demand for our products as the pandemic subsides, and the time it will take for the economy to recover from the pandemic; and those discussed in “Part I — Item 1A. Risk Factors” and “Part IV - Consolidated Financial Statements” of our Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 9, 2021. Unless required by law, we do not intend, and undertake no obligation, to update any of these statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report, as well as our financial statements and related notes included in our Annual Report.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
While our primary commercial focus is the U.S, we are also expanding the global reach of our products. Our commercialization strategy will consider several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. Our initial focus is on Germany and the United Kingdom, where we are working to build our capabilities and develop the market. Going forward, we will continue to assess our capability to penetrate additional markets in Europe, the Asia Pacific and Japan.
Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic rhinosinusitis patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve over time. PROPEL’s safety and effectiveness is supported by Level 1a clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. Approximately 399,000 patients have been treated with PROPEL products to-date.
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
The Straight Delivery System (“SDS”) is an extension of the PROPEL family of implants. It is specifically engineered for precise, consistent and easy delivery of the PROPEL Mini Implant into the ethmoid sinus for maximum tissue apposition. In February 2021, we announced the U.S. availability of the SDS packaged with the PROPEL Mini after the combined packaging received FDA approval.
SINUVA, when placed during a routine physician office visit, expands into the sinus cavity and delivers an anti-inflammatory steroid directly to the site of polyp disease for approximately 90 days.
Our PROPEL family of products are used primarily in the operating room of a hospital or ambulatory surgery center. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used almost exclusively in the physician office setting. VENSURE provides for complementary use with PROPEL Contour for dilation and localized drug delivery. CUBE navigation supports surgery and balloon dilation in all settings of care. We applied to the Centers for Medicare & Medicaid Services (“CMS”) for a product-specific J-code for SINUVA, and in July 2019, CMS announced their final decision to establish a new J-code described as “J7401 Mometasone furoate sinus implant, 10 micrograms.” This new J-code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Subsequently, CMS approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. The new C-Code described as “C9122 Mometasone furoate, sinus implant, 10 micrograms”, took effect on July 1, 2020. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. Moreover, in January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms” and attached an average selling price (“ASP”) to the code, providing predictability, transparency, and confidence of reimbursement for providers and payers going forward. The new PROPEL and SINUVA codes took effect April 1, 2021. Prior to October 1, 2019, reimbursement submissions to cover the cost of SINUVA were reported to payors using the unassigned Healthcare Common Procedure Coding System (“HCPCS”) code J3490.
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

We also continue to perform research and development activities and clinical trials in order to expand our portfolio of products and improve our existing products. We plan to initiate the EXPAND study in the second quarter of 2021, which will assess the potential to improve patency and other outcomes through localized drug delivery following balloon dilation utilizing PROPEL Contour and the VENSURE balloon. In support of our focus on expanding our global reach, we plan to make clinical and regulatory investments in PROPEL in Europe. A PROPEL OPEN registry trial is planned to fulfill EU Medical Device Regulation (“MDR”) requirements and collect local data in support of our commercial efforts. Other clinical trials initiated in the past include our investigational ASCEND drug-coated sinus balloon study initiated in December 2018.
Impact of the COVID-19 Pandemic
Prior to the COVID-19 pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined towards the end of the first quarter and throughout the second quarter as the various COVID-19 restrictions were implemented and remained in effect. However, we began to see meaningful change in the business environment towards the end of May of 2020 with increased procedure volumes as select areas of the country emerged from shelter-in-place orders and restrictions on elective medical procedures were eased. This trend continued in June and throughout the remainder of 2020 as we continued to see improvements in the elective procedure market. Our business has been and will be impacted by patients’ decisions to undergo sinus surgeries and as ENT ASC and office procedure volumes begin to recover. We continue to remain flexible in our approach to continuing our operations in light of rapidly developing laws and restrictions surrounding the COVID-19 pandemic. While the second half of 2020 and the beginning of 2021 provided an improving business environment, the COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe and may impact our operations and financial results.
Components of Our Results of Operations
Revenue
We have derived our revenue almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018, as well as sales of CUBE and VENSURE products beginning in the fourth quarter of 2020 with the acquisition of Fiagon. While our business has been and may continue to be impacted by hospitals suspending elective surgical procedures and reduced ENT office visits for an extended period of time, we anticipate revenue growth in 2021, based on the increased elective procedure volumes and enrollment trends towards the end of 2020. Once the disruption from the COVID-19 pandemic subsides, we expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. Revenue from SINUVA is recognized net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known.
We have predominantly derived our revenue from within the United States and no single customer accounted for more than 10% of our revenue during the three months ended March 31, 2021 and 2020.
Cost of Sales and Gross Profit
We manufacture our PROPEL family of products and SINUVA in our facility in Menlo Park, California. We manufacture CUBE navigation equipment and instruments in Hennigsdorf, Germany, and procure VENSURE sinus dilation balloons are from a third-party manufacturer. Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. Cost of sales also includes depreciation expense for production equipment, amortization of intangible assets associated with acquired product technologies and processes, maintenance of operational processes, and certain direct costs such as shipping costs. Once the disruption from the COVID-19 pandemic subsides, we expect cost of sales to increase in absolute dollars again primarily as, and to the extent, our revenue grows, or we make additional improvements in our manufacturing capabilities.

Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs, product mix, and average selling prices. Toward the end of the first quarter and throughout the second quarter of 2020, manufacturing costs were negatively impacted by the mandatory shelter-in-place order in effect in San Mateo County, California, which prevented us from using our manufacturing facility, as well as our decision to suspend production until the third quarter of 2020. Production resumed during the third quarter of 2020, but below normal capacity. We charge idle facility costs to cost of goods sold in the period incurred. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as, and to the extent, production volume decreases.
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling, marketing, finance, market access, reimbursement, business development, legal and human resource functions as well as costs related to any post-market studies. Additional SG&A expenses include commissions, training, travel expenses, promotional activities, conferences, trade shows, professional services fees, audit compliance expenses, insurance costs, amortization of intangible assets associated with acquired customer and distributor relationships, and general corporate expenses including allocated facilities and information technology expenses.
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
Interest Expense
Interest expense consists primarily of the interest expense, accretion expense of debt discounts and purchase obligations, and amortization of debt issuance costs associated with our convertible notes, as well as imputed interest on deferred payments for the acquisition of Fiagon.
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
We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2021, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Accounting Pronouncements
See Note 2 of the condensed consolidated financial statements under the heading “Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the three months ended March 31, 2021.

Results of Operations

	Three Months Ended March 31,
	2021	2020
(in thousands, expect percentages)
Revenue	$24,328	$19,826
Cost of sales	8,455	6,410
Gross profit	15,873	13,416
Gross margin	65%	68%
Operating expenses:
Selling, general and administrative	28,077	26,200
Research and development	6,370	5,146
Total operating expenses	34,447	31,346
Loss from operations	(18,574)	(17,930)
Interest expense	(1,375)	—
Other income (expense), net	(504)	397
Loss before income taxes	(20,453)	(17,533)
Provision for income tax (benefit)	(422)	—
Net loss	$(20,031)	$(17,533)
Comparison of the Three Months ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Three Months Ended
			Change ($)	Change (%)
	2021	2020	2021 to 2020	2021 to 2020
(in thousands, except percentages)
PROPEL family of products	$20,442	$19,090	$1,352	7%
SINUVA	2,435	736	1,699	231%
VENSURE, CUBE, and Accessories	1,451	—	1,451	N/A
	$24,328	$19,826	$4,502	23%
Revenue increased by $4.5 million, or 23%, to $24.3 million during the three months ended March 31, 2021, compared to $19.8 million during the three months ended March 31, 2020. The increase in revenue for the three months ended March 31, 2021 was due to a 7% increase in PROPEL and a significant increase in SINUVA sales. Increased PROPEL revenue for the three months ended March 31, 2021 resulted from a 5% increase in unit sales and a 2% increase in average selling price. The increase in unit sales for PROPEL was driven by a recovery in demand from the impact of the COVID-19 pandemic as certain areas of the United States resumed elective procedures. SINUVA unit sales increased by 187% during the three months ended March 31, 2021, and average selling price increased 4% per unit from the three months ended March 31, 2020. The increase in unit sales for SINUVA during the three months ended March 31, 2021 was due to the improvement in reimbursement, continued adoption of the technology, and the ongoing shift of procedures from hospitals and ASC to the physician office setting of care. SINUVA sales also benefited from the expansion of our Market Access infrastructure and the addition and expansion of our distributor relationships during the year ended December 31, 2020. Furthermore, revenue for the three months ended March 31, 2021 also included $1.5 million of sales from the CUBE navigation equipment, instruments, and accessories and VENSURE sinus dilation balloons.
Based on current elective procedure volumes and enrollment trends, as well as the acquisition of Fiagon, we expect revenue growth for the remainder of 2021. While we cannot predict the extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we believe that a recovery in procedures will continue, and that most patients will return for treatment.

Cost of Sales and Gross Margin
Cost of sales increased by $2.0 million, or 32%, to $8.5 million during the three months ended March 31, 2021, compared to $6.4 million during the three months ended March 31, 2020. The increased cost of sales for the three months ended March 31, 2021 was primarily due to increased product sales. In addition, cost of sales was impacted by amortization of intangible assets, production related period costs, and project costs, collectively $1.0 million. The increase was partially offset by approximately $1.9 million of charges related to the impacts of COVID-19 incurred in the prior period which were not incurred during the current quarter as production volumes returned to normal capacity.
Gross margin for the three months ended March 31, 2021, decreased to 65%, compared to 68% for the three months ended March 31, 2020. Gross margin was unfavorably impacted by amortization of intangible assets, production related period costs, and project costs, collectively representing approximately 4% of revenues. The decrease was partially offset by approximately $1.9 million of charges related to the impacts of COVID-19 incurred in the prior period which were not incurred during the current quarter as production volumes returned to normal capacity.
Consistent with the expected increase in procedure volumes in 2021, we anticipate that there will be sequential revenue growth for the remainder of 2021 from current levels. With the expected increase in demand and our operation at full capacity, we do not expect idle facility expense to be incurred in 2021. However, idle facility expense could still be incurred in future periods until the current crisis subsides. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact the cost of sales and gross margin for our products beyond 2021.
Selling, General and Administrative Expenses
SG&A expenses increased by $1.9 million, or 7%, to $28.1 million during the three months ended March 31, 2021, compared to $26.2 million during the three months ended March 31, 2020. The increase in SG&A expenses was primarily due to increased commissions from increased sales, $0.6 million of impairment expense related to certain property, equipment, and intangible assets, incremental SG&A expense as a result of the acquisition of Fiagon, as well as costs associated with the ongoing integration of Fiagon of $1.9 million, which consisted largely of professional fees. This increase was partially offset by decreased headcount and related expenses.
We will continue to monitor our SG&A expenses in light of the uncertainties related to the COVID-19 pandemic; however, we will still continue to support our customers, physicians and patients and will continue to incur additional SG&A expenses as a result of the acquisition of Fiagon.
Research and Development Expenses
R&D expenses increased by $1.2 million, or 24%, to $6.4 million during the three months ended March 31, 2021, compared to $5.1 million during the three months ended March 31, 2020. The increase in R&D expenses was primarily due to increased headcount and related expenses as a result of the acquisition of Fiagon, and professional fees pertaining to R&D projects.
We will continue to monitor our R&D expenses in light of the uncertainty related to the COVID-19 pandemic; however, we will continue to incur additional R&D expense as a result of the acquisition of Fiagon and fees pertaining to R&D projects.
Interest Expense
The interest expense of $1.4 million for the three months ended March 31, 2021 was attributable to convertible notes entered into during the second quarter of 2020 as well as imputed interest on deferred payments for the acquisition of Fiagon. There was no similar expense in the comparative period.
Other Income (Expense), Net
Other income (expense), net, decreased by $0.9 million to other expense of $0.5 million during the three months ended March 31, 2021, compared to other income of $0.4 million during the three months ended March 31, 2020. The decrease in other income (expense), net during the three months ended March 31, 2021 was attributable to the increase in fair value of our embedded derivative liability, an increase in amortization expense of net investment premiums, and the overall effects of foreign exchange remeasurement.

Provision for Income Tax Benefit
Provision for income tax benefit of $0.4 million for the three months ended March 31, 2021 was attributable to the foreign tax impact associated with the operations of Fiagon. There were no similar benefits in the comparative period.
Liquidity and Capital Resources
Overview
As of March 31, 2021, we had cash, cash equivalents, short-term investments, and restricted cash of $89.0 million, compared to cash, cash equivalents, short-term investments, and restricted cash of $105.5 million as of December 31, 2020.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(16,772)	$(5,956)
Investing activities	17,629	16,396
Financing activities	1,121	3,101
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(196)	—
Net increase in cash, cash equivalents, and restricted cash	$1,782	$13,541
Net Cash Used in Operating Activities
During the three months ended March 31, 2021, net cash used in operating activities was $16.8 million, consisting primarily of a net loss of $20.0 million and an increase in net operating assets of $4.3 million, offset by non-cash charges of $7.5 million. The net loss is primarily attributable to the ongoing funding of our sales, marketing and product development activities in order to attain future growth. The non-cash charges primarily consisted of stock-based compensation expense, change in fair value of embedded derivatives, the impacts of foreign exchange, impairment of property, equipment, and intangible assets, as well as depreciation and amortization expense. The increase in net operating assets is primarily attributable to an increase in inventory, prepaid expenses and other assets, partially offset by an increase in accounts payable as well as a decrease in accrued compensation due to the payout of annual corporate bonuses.
During the three months ended March 31, 2020, net cash used in operating activities was $6.0 million, consisting primarily of a net loss of $17.5 million and a decrease in net operating assets of $6.3 million, and non-cash charges of $5.3 million. The non-cash charges primarily consisted of stock-based compensation expense. The decrease in net operating assets is primarily due to a decrease in accounts receivable due to collections and an increase in accounts payable, partially offset by a decrease in accrued compensation due to the payout of annual corporate bonuses.
Net Cash Provided by Investing Activities
During the three months ended March 31, 2021, net cash provided by investing activities was $17.6 million, consisting of net maturities of short-term investments of $18.1 million, partially offset by purchases of property and equipment of $0.5 million.
During the three months ended March 31, 2020, net cash provided by investing activities was $16.4 million, consisting of net maturities of short-term investments of $16.5 million and purchases of property and equipment of $0.1 million.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $1.1 million, consisting of net proceeds from common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.

During the three months ended March 31, 2020, net cash provided by financing activities was $3.1 million, consisting of net proceeds from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
Liquidity
Based on our current expectations of the operating environment in 2021 and 2022, we believe we have adequate cash and other resources to operate for at least twelve months from the issuance of this Quarterly Report on Form 10-Q, including funding our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt and lease payments. However, the extent to which the COVID-19 pandemic may continue to materially adversely impact our liquidity is uncertain.
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
Off-Balance Sheet Arrangements
As of March 31, 2021 and December 31, 2020, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2021, have not materially changed outside the ordinary course of business from December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk as of March 31, 2021, has not materially changed from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information included in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Risk Factors Summary
You should carefully consider the information set forth below before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.
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

For a more complete discussion of the material risks that could impact our business, see below.

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
We have incurred net losses since our inception in 2003. We incurred net losses of $20.0 million for the three months ended March 31, 2021, and $72.3 million and $43.0 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $323.1 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements, and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
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
We are early in our commercialization of SINUVA for use in the office setting of care. SINUVA is designated as a drug by the FDA and as such, providers or specialty pharmacies have been seeking reimbursement for the product using an unassigned J-Code. We applied for a product-specific J-code in the 2018 process, but it was not granted, and we reapplied in the 2019 process. In July 2019, CMS announced their final decision to establish a new J-code described as “J7401 Mometasone furoate, sinus implant, 10 micrograms.” This new J-code became effective on October 1, 2019. CMS also made a final decision to eliminate the S1090 code, which was previously assigned to PROPEL, because they view it as duplicative to J7401. Subsequently, CMS approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. The new C-code described as “C9122 Mometasone furoate, sinus implant, 10 micrograms”, took effect on July 1, 2020. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. Moreover, in January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms.” The new PROPEL and SINUVA codes took effect April 1, 2021. We have limited experience with these reimbursements and do not know how effective these approaches will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement codes are used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:
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
Our success depends on the medical community’s acceptance of our steroid releasing implants as tools that are useful to ENT physicians treating patients with chronic rhinosinusitis. We have sponsored twelve multicenter, prospective studies of over 900 patients to track outcomes of treatment with our steroid releasing implants across multiple sinuses and settings of care. These clinical data have resulted in the highest level of evidence generated for any medical device used to improve the outcomes of sinus surgery. While the results of these studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to our physician customers. If physicians do not find our data compelling, they may choose not to use our products or limit their use. Additionally, the long-term effects of sinus interventions in conjunction with our steroid releasing implants beyond six months are not known. Certain ENT physicians, hospitals and surgery centers may prefer to see longer term efficacy data than we have produced. We cannot assure that any data that we or others generate will be consistent with that observed in these studies or meet the endpoints, nor that the results will be maintained beyond the time points studied. We also cannot assure that any data that may be collected will be compelling to the medical community because the data may not be scientifically meaningful and may not demonstrate that sinus procedures using our steroid releasing implants are an attractive option when compared against data from alternative treatments.
Each ENT physician’s individual experience with our steroid releasing implants will vary, and we believe that physicians will compare actual long-term outcomes in their own practices using our steroid releasing implants against sinus surgery used in conjunction with traditional sinus packing techniques. A long-term, adequately-controlled clinical study comparing sinus surgery performed in conjunction with our steroid releasing implants against sinus surgery performed in conjunction with the variety of traditional sinus packing techniques incorporated by physicians would be expensive and time-consuming and we have not conducted such a study. If the experience of physicians indicates that the use of our steroid releasing implants in functional endoscopic sinus surgery (“FESS”) is not as safe or effective as other treatment options or does not provide a lasting solution to patients with chronic rhinosinusitis, adoption of our products may suffer, and our business would be harmed.
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
In the event that any of the specialty pharmacies or specialty distributors whom we work with do not fulfill their contractual obligations to us or refuses to or fail to adequately serve patients, or the agreements are terminated without adequate notice, shipments of SINUVA, and associated revenues, would be adversely affected.
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
In addition, there are and have been venture companies seeking to develop competitive products. Companies may also market alternatives to current modes of treatment, such as OptiNose. Finally, there are established pharmaceutical companies evaluating monoclonal antibodies for the treatment of chronic rhinosinusitis, such as Regeneron Pharmaceuticals, Inc., who recently received FDA approval to market Dupixent for chronic rhinosinusitis with nasal polyposis.
If another company successfully develops an approach for the treatment of chronic rhinosinusitis, including alternative device, drug delivery or pharmaceutical agent, our business could be significantly and adversely affected.
If physicians treat more patients in their offices instead of performing surgery in the operating room, our ability to sell our PROPEL family of products may be harmed.
The prevalence of sinus procedures being performed in the office has increased since sinus dilation products for use in the office setting received Category I Current Procedural Terminology (“CPT”) codes in 2011. As a result, the number of companies selling sinus dilation products has increased and well-known companies such as Medtronic, Stryker and Johnson & Johnson have begun to sell sinus dilation products. We entered this market in October 2020 with the acquisition of Fiagon AG Medical Technologies (“Fiagon”). This has led to increased marketing investments to sell these sinus dilation products in an attempt to not only grow the overall sinus procedure market but also to shift procedures from the operating room to the office. If more patients are treated for chronic rhinosinusitis in a physician office with a sinus dilation product rather than through FESS procedures in the operating room, the volume of FESS procedures performed may not grow as anticipated and our ability to sell our products may be harmed.
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
Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Many companies in our industry have received a governmental request for documents and information relating to product pricing and patient support programs. We could receive a similar request, which would require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of our company, such findings could further harm our business, reputation and/or prospects. It is possible that such inquiries could result in, among other things, negative publicity or other negative actions that could harm our reputation; changes in our product pricing and distribution strategies; reduced demand for our approved products; and/or reduced coverage or reimbursement of approved products, including by federal health care programs such as Medicare and Medicaid and state health care programs.
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
Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Our primary exposure to fluctuations in foreign currency exchange rates relate to our acquisition of Fiagon. The strengthening of the Euro relative to the U.S. dollar could adversely affect our foreign-currency-denominated purchase obligation. To the extent that transactions by Fiagon are denominated in currencies other than the Euro, we bear the risk that fluctuations in the exchange rates of the Euro in relation to other currencies could decrease our revenue or increase our costs and expenses, therefore having an adverse effect on our future results of operations. We have entered into hedging transactions to reduce the impact of foreign currency fluctuations. The availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for additional discussion regarding the impact of foreign currency risk.
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
Our currently marketed products are subject to Medical Device Regulation (“MDR”) and drug postmarketing safety reporting obligations, which require that we timely report any incidents to the FDA. In the EU, our CE Marked products are subject to vigilance reporting.
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
As we expand our operations outside the United States, our products and operations will be required to comply with standards set by foreign regulatory bodies, and those standards, types of evaluation and scope of review differ among foreign regulatory bodies. We intend to comply with the standards enforced by such foreign regulatory bodies as needed to commercialize our products. If we fail to comply with any of these standards adequately, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. For example, in Europe, we are subject to a conformity assessment procedure under which a so-called Notified Body, an organization accredited by a member state of the European Economic Area (“EEA”), which, from time to time, will audit and examine our quality system for the manufacture, design, and release of our products and confirm adherence with applicable regulatory requirements. Any identified deficiencies in our policies or processes could result in the Notified Body suspending or removing our CE Marks and preclude us from selling our products in the EEA, which could have an adverse effect on our global market expansion, business, results of operations, ability to access capital markets, and financial condition.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Convertible Preferred Stock	8-K	001-36545	3.1	5/11/2020
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	6/15/2020
3.4	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated: May 10, 2021	Intersect ENT, Inc. (Registrant)

/s/ Thomas A. West
Thomas A. West President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard A. Meier
Richard A. Meier Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)