Form 10-Q
period 2021-06-30
Intersect ENT, Inc.
filed 2021-08-06
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares of common stock outstanding as of July 30, 2021 were 33,314,586.

INTERSECT ENT, INC.
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERSECT ENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$21,364	$13,521
Short-term investments	36,406	74,506
Accounts receivable, net	15,993	14,592
Inventories, net	15,059	12,054
Prepaid expenses and other current assets	3,546	3,494
Total current assets	92,368	118,167
Property and equipment, net	5,427	5,624
Operating lease right-of-use assets	16,317	17,151
Intangible assets, net	19,618	21,193
Goodwill	47,035	46,639
Restricted cash	18,346	17,500
Other non-current assets	1,749	1,107
Total assets	$200,860	$227,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,629	$6,042
Accrued compensation	11,970	13,559
Deferred acquisition related consideration, current	20,845	21,071
Other current liabilities	4,951	3,575
Total current liabilities	45,395	44,247
Operating lease liabilities	15,375	17,736
Convertible notes, net	63,783	63,650
Deferred acquisition related consideration, non-current	33,103	33,167
Deferred tax liability	876	1,569
Other non-current liabilities	697	—
Total liabilities	159,229	160,369
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares: 9,994; Issued and outstanding shares: none	—	—
Series DF-1 convertible preferred stock, $0.001 par value; Authorized shares: 6; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000; Issued and outstanding shares: 33,261 at June 30, 2021 and 32,936 at December 31, 2020	33	33
Additional paid-in capital	381,300	370,053
Accumulated other comprehensive income	5	1
Accumulated deficit	(339,707)	(303,075)
Total stockholders’ equity	41,631	67,012
Total liabilities and stockholders’ equity	$200,860	$227,381
(1)Amounts have been derived from the December 31, 2020 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$27,349	$9,780	$51,677	$29,606
Cost of sales	8,332	7,357	16,787	13,767
Gross profit	19,017	2,423	34,890	15,839
Operating expenses:
Selling, general and administrative	28,731	19,497	56,808	45,697
Research and development	6,360	4,018	12,730	9,164
Total operating expenses	35,091	23,515	69,538	54,861
Loss from operations	(16,074)	(21,092)	(34,648)	(39,022)
Interest expense	(1,409)	(486)	(2,784)	(486)
Other income (expense), net	442	(1,546)	(62)	(1,149)
Loss before income taxes	(17,041)	(23,124)	(37,494)	(40,657)
Provision for income tax (benefit)	(440)	—	(862)	—
Net loss	(16,601)	(23,124)	(36,632)	(40,657)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net	(10)	61	4	42
Comprehensive loss	$(16,611)	$(23,063)	$(36,628)	$(40,615)
Net loss per share, basic and diluted	$(0.50)	$(0.71)	$(1.11)	$(1.25)

Weighted average common shares used to compute net loss per share, basic and diluted	33,185	32,595	33,104	32,480
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	32,936	$33	$370,053	$1	$(303,075)	$67,012
Issuance of common stock and exercise of stock options	200	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	4,141	—	—	4,141
Unrealized gain on short-term investments	—	—	—	14	—	14
Net loss	—	—	—	—	(20,031)	(20,031)
Balance at March 31, 2021	33,136	33	375,315	15	(323,106)	52,257
Issuance of common stock and exercise of stock options	125	—	1,390	—	—	1,390
Stock-based compensation expense	—	—	4,595	—	—	4,595
Unrealized loss on short-term investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(16,601)	(16,601)
Balance at June 30, 2021	33,261	$33	$381,300	$5	$(339,707)	$41,631

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	32,235	$32	$348,729	$53	$(230,756)	$118,058
Issuance of common stock and exercise of stock options	302	1	3,100	—	—	3,101
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized loss on short-term investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(17,533)	(17,533)
Balance at March 31, 2020	32,537	33	356,082	34	(248,289)	107,860
Issuance of common stock and exercise of stock options	108	—	728	—	—	728
Stock-based compensation expense	—	—	3,586	—	—	3,586
Unrealized gain on short-term investments	—	—	—	61	—	61
Net loss	—	—	—	—	(23,124)	(23,124)
Balance at June 30, 2020	32,645	$33	$360,396	$95	$(271,413)	$89,111

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(36,632)	$(40,657)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,380	991
Non-cash lease expense	978	1,078
Stock-based compensation expense	8,638	7,988
Amortization of net investment premium (discount)	462	(92)
Amortization of debt transaction costs and accretion of debt discount	446	117
Impairment of property, equipment, and intangible assets	575	—
Interest expense on deferred acquisition related costs	1,030	—
Loss on foreign currency forward contracts	1,876	—
Foreign currency remeasurement gain	(1,425)	—
Change in fair value of embedded derivatives	(313)	1,796
Provision for income tax benefit	(862)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,518)	11,460
Inventories, net	(2,907)	2,844
Prepaid expenses and other assets	(1,619)	350
Accounts payable	1,453	(1,467)
Accrued compensation	(1,565)	(4,639)
Other liabilities	(1,385)	33
Net cash used in operating activities	(30,388)	(20,198)
Investing activities:
Purchases of short-term investments	—	(86,109)
Maturities of short-term investments	37,642	49,856
Purchases of property and equipment	(867)	(533)
Net cash provided by (used in) investing activities	36,775	(36,786)
Financing activities:
Proceeds from debt financing, net of issuance costs	—	61,961
Proceeds from issuance of common stock and exercise of stock options	2,512	3,829
Net cash provided by financing activities	2,512	65,790
Effect of exchange rates on cash, cash equivalents, and restricted cash	(116)	—
Net increase in cash, cash equivalents, and restricted cash	8,783	8,806
Cash, cash equivalents, and restricted cash:
Beginning of the period	31,021	20,652
End of the period	$39,804	$29,458
Non-cash investing activities:
Right-of-use asset obtained in exchange for lease obligations	$144	$—
Property and equipment included in accounts payable	232	131
Lessor funded building improvements	83	—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization
Description of Business
Intersect ENT, Inc. (the “Company”) is incorporated in the state of Delaware and is headquartered in Menlo Park, California. The Company is a global ear, nose and throat (“ENT”) medical technology leader dedicated to transforming patient care. The Company’s U.S. Food and Drug Administration (“FDA”) approved products are steroid releasing implants designed to treat patients suffering from chronic rhinosinusitis (“CRS”) who are managed by ENT physicians. These products include the PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in conjunction with sinus surgery primarily in hospitals and ambulatory surgery centers (“ASC”) and increasingly in the physician office setting of care in conjunction with balloon dilation and following post-surgical debridement. SINUVA is designed to be used in the physician office setting of care to treat patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are combination products regulated as devices approved under a Premarket Approval (“PMA”) and SINUVA is a combination product regulated as a drug that was approved under a New Drug Application (“NDA”). The PROPEL family of products have also received CE Markings, permitting them to be marketed in the European Economic Area.
In October 2020, the Company acquired Fiagon AG Medical Technologies (“Fiagon”), a global leader in electromagnetic surgical navigation solutions with an expansive portfolio of ENT product offerings, including the VenSure sinus dilation balloon (“VenSure”), CUBE Navigation System (“CUBE”), and instruments that complement the Company’s PROPEL and SINUVA sinus implants and extend its geographic reach. The VenSure products received 510(k) clearance in August 2020 and the latest version of the CUBE Navigation System received 510(k) clearance in July 2021. In addition, some of the Fiagon products are registered in other countries including the Asia Pacific.
The Company continues to invest in research and development in order to expand its portfolio of products and improve its existing products.
Pending Acquisition
On August 6, 2021 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota corporation and wholly-owned subsidiary of Medtronic public limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Medtronic. The Company will call a special meeting of its stockholders to present the Merger Agreement to its stockholders for adoption.
Under the terms of the Merger Agreement, Medtronic will acquire all outstanding shares of the Company’s common stock in exchange for consideration of $28.25 per share in cash. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to approval of the Company’s stockholders and the satisfaction or waiver of a number of closing conditions. The Merger Agreement provides Medtronic and the Company with certain termination rights and, under certain circumstances, may require that Medtronic or the Company pay a termination fee.
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
The interim financial data as of June 30, 2021 is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2021 and 2020. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020 filed with the SEC on March 9, 2021.
Risks and Uncertainties
The Company is subject to risks and uncertainties resulting from the COVID-19 pandemic. The Company cannot predict the extent or duration of the impact of the COVID-19 pandemic on its financial and operating results, as the information regarding the current environment is evolving. Due to the COVID-19 pandemic, the Company’s business has been and will continue to be impacted by patients’ decisions whether or not to undergo sinus surgeries and, as a result, ENT ASC and office procedure volumes may fluctuate. The Company’s operations may be further impacted by COVID-19 due to changes in its manufacturing operations as a result of the easing of certain restrictions of the shelter-in-place orders issued by local and federal authorities. Furthermore, the COVID-19 pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability.
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

Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, except as follows:
Multiple-Element Arrangements
The Company enters into lease arrangements with certain qualified customers in connection with commitments to purchase consumable products to accompany the use of the equipment. Leases have terms that generally range from 24 to 48 months and are usually collateralized by a security interest in the underlying assets.
Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices. Contract interpretation and analysis is required to determine the appropriate accounting including: (1) the amount of total consideration; (2) whether the arrangement contains an embedded lease and if so, the respective lease classification; (3) the identification of the distinct performance obligations contained within the arrangement; (4) how the arrangement consideration should be allocated to each performance obligation; and (5) when to recognize revenue on the performance obligation. Lease elements include a CUBE Navigation System, while non-lease elements generally include service, consumable products such as the VenSure sinus dilation balloon and PROPEL, instruments, and accessories. Lease arrangements transfer the ownership, contingent upon attainment of contractual commitments, or provide the customer with a right to purchase the system leased at the end of the lease term.
In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms at lease commencement: (1) whether the lease transfers ownership of the asset to the lessee; (2) whether the lease grants the lessee a purchase option which is reasonably certain of being exercised; (3) whether the lease term is for a major part of the asset’s remaining economic life; (4) whether the present value of the lease payments is substantially all of the asset’s fair value; and (5) whether the asset is so specialized, it is expected to have no alternative use to the Company at the end of the lease term.
The Company recognizes revenue from sales-type lease arrangements at the time the system is delivered and when the lease payments are probable of collection. If revenue recognition criteria have not been met, lease-related cash collections are deferred as a deposit liability, which is recorded in other current liabilities on the condensed consolidated balance sheets. Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or as consumable sales are made, not to exceed the straight-line amount.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are charged to operations as incurred. During the three months ended March 31, 2021, the Company recognized impairment expense of $0.4 million related to certain property and equipment, which was recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

3.    Composition of Certain Financial Statement Items
Accounts receivable, net (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$16,387	$15,079
Allowance for doubtful accounts	(394)	(487)
	$15,993	$14,592
Inventories, net (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$3,237	$2,865
Work-in-process	5,119	3,411
Finished goods	6,703	5,778
	$15,059	$12,054
Capitalized stock-based compensation expense of $0.4 million and $0.3 million was included in inventory as of June 30, 2021 and December 31, 2020, respectively.
Operating lease liabilities (in thousands):

	June 30, 2021	December 31, 2020
Current portion presented in other current liabilities	$2,276	$762
Non-current portion presented in operating lease liabilities	15,375	17,736
	$17,651	$18,498
Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PROPEL family of products	$23,059	$9,481	$43,501	$28,571
SINUVA	2,686	299	5,121	1,035
VenSure, CUBE, and accessories	1,604	—	3,055	—
	$27,349	$9,780	$51,677	$29,606
During the three and six months ended June 30, 2021, total revenue from multiple-element arrangements that include CUBE equipment leases was approximately $0.4 million and $0.6 million, respectively and is included in revenue in the consolidated statement of operations.
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
The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate as well as a convertible lattice model for the embedded features. As of June 30, 2021, the fair value of the Company’s Convertible Notes (see Note 9) was $86.7 million.
Cash, Cash Equivalents, Short-term Investments, and Restricted Cash
The following is a summary of cash, cash equivalents, and restricted cash (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$21,364	$29,458
Restricted cash	18,346	—
Restricted cash presented in prepaid and other current assets	94	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$39,804	$29,458

In association with the acquisition of Fiagon, the Company held $18.3 million and $17.5 million as of June 30, 2021 and December 31, 2020, respectively, with an escrow agent with the seller as beneficiary. These balances are presented as restricted cash on the Company’s condensed consolidated balance sheets. The restricted cash balance presented in prepaid and other current assets as of June 30, 2021 represents a rent deposit held in escrow.

The following is a summary of the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated available-for-sale (in thousands):

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
June 30, 2021		Gains	Losses
Level 1:
Cash	$13,207	$—	$—	$13,207	$13,207	$—
Money market funds	8,157	—	—	8,157	8,157	—
	21,364	—	—	21,364	21,364	—
Level 2:
U.S. treasury bills	28,390	5	—	28,395	—	28,395
U.S. government agency bonds	8,011	—	—	8,011	—	8,011
	36,401	5	—	36,406	—	36,406
	$57,765	$5	$—	$57,770	$21,364	$36,406

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2020		Gains	Losses
Level 1:
Cash	$9,755	$—	$—	$9,755	$9,755	$—
Money market funds	2,762	—	—	2,762	2,762	—
	12,517	—	—	12,517	12,517	—
Level 2:
U.S. treasury bills	49,698	4	(3)	49,699	1,004	48,695
Corporate debt securities	6,307	—	(2)	6,305	—	6,305
U.S. government agency bonds	19,504	3	(1)	19,506	—	19,506
	75,509	7	(6)	75,510	1,004	74,506
	$88,026	$7	$(6)	$88,027	$13,521	$74,506
There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2021 and year ended December 31, 2020.
As of June 30, 2021 and December 31, 2020, the Company had no investments with a remaining maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2021 and year ended December 31, 2020. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. The Company had no unrealized losses as of June 30, 2021 and concluded that any unrealized losses on investments as of December 31, 2020 were not attributed to credit.
Convertible Notes Embedded Derivatives
The Convertible Notes due in 2025 (see Note 9) have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by the Company, or a sale of all or substantially all of the Company’s assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. The Company has utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The fair value measurements of the embedded derivatives are classified as Level 3 financial instruments. At June 30, 2021, the fair value of the embedded features was $2.7 million and has been presented together with the Convertible Notes host instrument on the condensed consolidated balance sheets. Changes in the fair value of the Company’s Level 3 liabilities were as follows:

June 30, 2021
Balance at December 31, 2020	$3,048
Fair value adjustment	(313)
Balance at June 30, 2021	$2,735

The change in fair value of embedded derivatives for the three and six months ended June 30, 2021 was a $0.7 million gain and a $0.3 million gain, respectively, compared to a $1.8 million loss for both the three and six months ended June 30, 2020, which was recorded in other income (expense), net in the Company's condensed consolidated statements of operations.

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
The Company had gross notional amounts (in EUR) on foreign currency exchange contracts not designated as hedging instruments outstanding as of June 30, 2021 and December 31, 2020 as follows (in thousands):

	June 30, 2021	December 31, 2020
Notional amounts:
Forward contracts	€45,000	€45,000
Gross fair value recorded in:
Prepaid expenses and other current assets	$—	$275
Other non-current assets	$—	$558
Other current liabilities	$345	$—
Other non-current liabilities	$697	$—

The following table summarizes the effect of the Company’s foreign currency exchange contracts on its condensed consolidated statements of operations recognized in other income (expense), net (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Recognized gains (losses) on foreign currency exchange contracts	$411	$(1,876)
Foreign exchange gain (loss) on remeasurement of deferred acquisition related consideration	$(671)	$1,713
5.    Business Combinations
On October 2, 2020, the Company acquired all of the outstanding equity interests of Fiagon and its subsidiaries. Fiagon develops, and commercializes globally, innovative electromagnetic surgical navigation systems and an associated suite of surgical tools and sinus dilation balloons targeted to the ENT surgical space. The transaction increases the Company’s product portfolio as well as its ability to serve customers and patients in the U.S., Europe and elsewhere. Assets and operations acquired included developed technologies, a distribution network, customer relationships, trademarks, certain personnel, and net tangible assets, which collectively met the definition of a business. Under the terms of the Purchase Agreement for the acquisition of Fiagon, the Company made an initial €15.0 million ($17.6 million) payment upon closing in October 2020 and will make €15.0 million annual payments for each of the subsequent three years, plus an approximately €2.5 million purchase price adjustment due in October 2021. The total purchase consideration is denominated in Euros with an equivalent value of $69.3 million which included an upfront cash payment of $17.6 million, and deferred payments of $51.7 million, of which $17.5 million (€15.0 million equivalent) of cash was placed in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month's five-day trailing exchange rate. The restrictions on cash held in escrow will be released upon payment of the last deferred purchase payment due in October 2023. In addition, the Company entered into agreements to pledge the shares of Fiagon and its intellectual property as security for the deferred payments. The share pledge expires upon payment of the last deferred purchase payment due in October 2023 and the intellectual property pledge expires upon payment of the second installment due in October 2021.
The Company recorded $4.6 million of tangible assets, primarily consisting of $2.2 million of inventory, offset by liabilities assumed of $4.2 million, including deferred tax liabilities of $2.2 million. In addition, the Company recorded $21.9 million of intangible assets and $46.6 million in residual goodwill. Goodwill arising from the business combination consists largely of the synergies and economies of scale expected from combining the operations of the Company and Fiagon, as well as the value of Fiagon’s assembled workforce. Intangible assets included patents and developed technology, a distribution network, customer relationships, and trademarks. The Company’s management utilized a specialist to assist in the valuation. Key assumptions included in the valuation were (1) the amount and timing of future revenues, expenses, and other cash flows, and (2) the discount rate used to determine the present value of these cash flows. The goodwill is not amortizable for income tax purposes. During the three months ended June 30, 2021, the Company finalized its purchase accounting and recorded a measurement period adjustment to increase goodwill and purchase consideration by $0.4 million, to $47.0 million upon agreement with the Sellers of the installment payment due in October 2021, and as a result of completing its assessment of tax exposure related to pre-acquisition periods.
In addition, during the three months ended March 31, 2021, the Company recognized impairment expense of $0.2 million, related to the remaining trademarks value as a result of a decision to rebrand the associated products, which was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.
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
7.    Stock-based Compensation Expense
2014 Equity Incentive Plan
In July 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2021, the total number of shares of common stock reserved for issuance increased by 988,070 shares to 10,922,838 shares reserved since the inception of the 2014 Plan. At June 30, 2021, 3,310,745 shares remained available for issuance.
The following is a summary of the Company’s stock option activity and related information (options in thousands):

	Six Months Ended June 30, 2021
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,599	$22.01
Granted	844	22.27
Exercised	(145)	11.36
Forfeited	(387)	25.52
Outstanding, end of period	3,911	22.11
Exercisable	1,555	23.04
Outstanding options as of June 30, 2021 includes an option subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. As of June 30, 2021, these stock options remain unvested.
As of June 30, 2021, the aggregate pre-tax intrinsic value of options outstanding was $2.4 million and options outstanding and exercisable was $1.7 million, the weighted-average remaining contractual term of options outstanding was 7.9 years, and options outstanding and exercisable was 6.5 years. The aggregate pre-tax intrinsic value of options exercised was $1.4 million and $1.2 million during the six months ended June 30, 2021 and 2020, respectively.

The following is a summary of the Company’s RSU activity and related information (RSUs in thousands):

	Six Months Ended June 30, 2021
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	488	$23.88
Awarded	290	22.78
Vested	(122)	26.54
Forfeited	(64)	22.82
Outstanding, end of period	592	22.91
As of June 30, 2021, the aggregate pre-tax intrinsic value of RSUs outstanding was $10.1 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was 2.0 years.
The Company has granted Performance Stock Units (“PSUs”) which are subject to service, performance, and market-based vesting conditions. The following is a summary of the Company’s PSU activity and related information (PSUs in thousands):

	Six Months Ended June 30, 2021
	PSUs	Weighted Average Fair Value
Outstanding, beginning of period	130	$15.94
Awarded	187	24.99
Forfeited	(15)	21.84
Outstanding, end of period	302	21.25
As of June 30, 2021, the aggregate pre-tax intrinsic value of PSUs outstanding was $5.2 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of PSUs outstanding was 2.0 years.
Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$401	$334	$722	$775
Selling, general and administrative	3,590	2,862	6,681	6,414
Research and development	586	436	1,235	799
	$4,577	$3,632	$8,638	$7,988
As of June 30, 2021, the total compensation expense related to unvested stock option, RSU, and PSU grants under the Company’s 2014 plan not yet recognized was $37.4 million and is currently estimated to be expensed through the year 2025. This expense will be amortized on a straight-line basis over a weighted average period of 2.5 years and will be adjusted for subsequent forfeitures.
2014 Employee Stock Purchase Plan
In July 2014, the Company’s board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”) since the inception of the 2014 ESPP. At June 30, 2021, 836,075 shares remained available for issuance and 57,754 shares were issued during the six months ended June 30, 2021.
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
The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock options	3,484	3,056	3,484	3,056
Market-based performance stock options	427	427	427	427
Restricted stock units	592	546	592	546
Market-based performance stock units	302	177	302	177
Employee stock purchase plan shares	59	72	59	72
Stock issuable upon conversion of convertible note	6,309	6,309	6,309	6,309
	11,173	10,587	11,173	10,587
The Company uses the if-converted method for calculating any potentially dilutive effects of the Convertible Notes. The Company did not adjust the net loss for the three and six months ended June 30, 2021 and 2020 to eliminate any interest expense related to the Convertible Notes (see Note 9) in the computation of diluted loss per share, or calculate the potential common shares from conversion, as the effects would have been anti-dilutive. The shares presented above represent the maximum number of convertible shares which can be issued subject to the make-whole increase to the conversion rate upon certain events.
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

As of June 30, 2021 and December 31, 2020, the net carrying amount of the Convertible Notes was as follows:

	June 30, 2021	December 31, 2020
Outstanding principal amount of convertible notes	$65,000	$65,000
Unamortized debt discount and transaction costs	(3,952)	(4,398)
Fair value of embedded derivatives	2,735	3,048
Convertible notes, net	$63,783	$63,650
The convertible debt discount and transaction costs are being amortized to expense over the term of the Notes. For the three and six months ended June 30, 2021, the accretion of the convertible debt discount and amortization of debt issuance costs was $0.2 million and $0.4 million, respectively, compared to $0.1 million for both the three and six months ended June 30, 2020, and was included in interest expense in the condensed consolidated statements of operations. The accrued interest on the outstanding principal of $65.0 million as of June 30, 2021 was $0.7 million and was included in other current liabilities on the condensed consolidated balance sheets.
10.    Commitments and Contingencies
Litigation
The Company may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in the Company’s estimation, it may record reserves in its financial statements for pending litigation and other claims.
On May 15, 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled Yaron v. Intersect ENT, Inc., et al.,Case No. 4:19-cv-02647, against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorney’s fees. The Court appointed the lead plaintiff and set a schedule for initial motions and pleadings. By order dated June 19, 2020, the Court granted the Company’s motion to dismiss the amended complaint with leave to amend. On July 29, 2020, the plaintiff filed a second amended complaint. The Company moved to dismiss the second amended complaint on September 18, 2020. By order dated January 22, 2021, the Court granted the Company’s motion to dismiss the second amended complaint with leave to amend. Although the Company continues to believe this lawsuit is without merit, on March 4, 2021, the Company agreed with the plaintiff to a settlement-in-principle that, if approved, will resolve the litigation in its entirety. The plaintiff filed its motion for preliminary approval of the proposed settlement on May 14, 2021. On June 22, 2021, the Court granted the plaintiff's motion for preliminary approval and set a final settlement approval hearing for October 22, 2021. As of June 30, 2021, the Company has accrued anticipated settlement costs associated with this lawsuit of $0.3 million which is recorded in other current liabilities on the condensed consolidated balance sheets.

11.    Income Taxes
The provision for income taxes in the periods presented is based upon the loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for income tax (benefit)	$(440)	$—	$(862)	$—

The Company’s income tax benefit for the three and six months ended June 30, 2021 was primarily related to the deferred taxes in foreign jurisdictions.
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
As of June 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.
12.    Subsequent Events
On July 22, 2021, the Company entered into a Facility Agreement (the “Facility Agreement”) with Deerfield, providing for the issuance and sale by the Company to Deerfield of senior secured loans of an aggregate principal amount of up to $60.0 million under a Facility Agreement (the “Credit Facility”). This is in addition to the existing Convertible Notes described in Note 9. The proceeds are to be made available as follows (i) $20.0 million upon the closing date, (ii) $20.0 million to be disbursed at the option of the Company upon the earlier of the date of any prepayment of the remaining Fiagon acquisition payments (“Fiagon Payoff Date”) and September 15, 2022, and (iii) $20.0 million upon the earlier of the Fiagon Payoff Date and September 15, 2023. The Credit Facility bears interest at 7.5% per annum, payable quarterly in arrears, commencing on October 15, 2021 and on the 15th business day of each January, April, July, and October thereafter. The Loans will mature on July 22, 2026. The Company estimates that the initial net proceeds from the sale of the Loans were approximately $19.7 million after deducting the estimated expenses payable by the Company.
On August 6, 2021 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota corporation and wholly-owned subsidiary of Medtronic public limited company (“Medtronic”), Project Kraken Merger Sub, Inc., a Delaware corporation and wholly- owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Medtronic. As a result of the Merger, each share of common stock, par value $0.001 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger (other than shares, if any, held by the Company, Medtronic, Merger Sub or any of their subsidiaries, shares held in treasury, and shares with respect to which dissenters rights have been properly demanded in accordance with the Delaware General Corporation Law) will be converted into the right to receive $28.25 in cash, without interest, per share. The Merger is subject to the satisfaction or waiver of customary closing conditions, including the approval of the Merger by the Company's stockholders and receipt of governmental approvals.

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
Overview
We are a global ear, nose and throat (“ENT”) medical technology leader dedicated to transforming patient care. Our U.S. Food and Drug Administration (“FDA”) approved steroid releasing products are designed to provide mechanical spacing and deliver targeted therapy (mometasone furoate) to the site of disease. These products include our PROPEL® family of products (PROPEL®, PROPEL® Mini and PROPEL® Contour) and the SINUVA® (mometasone furoate) Sinus Implant. The PROPEL family of products are used in adult patients to reduce inflammation and maintain patency following sinus surgery primarily in hospitals and ambulatory surgery centers (“ASC”) and has increasing applications in the physician office setting of care in conjunction with balloon dilation and following post-surgical debridement. SINUVA is a physician administered drug, designed to be used in the physician office setting of care to treat adult patients who have had ethmoid sinus surgery yet suffer from recurrent sinus obstruction due to polyps. The PROPEL family of products are combination products regulated as devices approved under a Premarket Approval (“PMA”) and SINUVA is a combination product regulated as a drug that was approved under a New Drug Application (“NDA”). The PROPEL family of products have also received CE Markings, permitting them to be marketed in the European Economic Area.
In October 2020, we acquired Fiagon AG Medical Technologies (“Fiagon”), a global leader of electromagnetic surgical navigation solutions with an expansive portfolio of ENT product offerings, including the VenSure sinus dilation platform (“VenSure”) and CUBE Navigation System (“CUBE”), and instruments that complement our PROPEL and SINUVA sinus implants across all settings of care and extend our geographic reach. The VenSure products received 510(k) clearance in August 2020 and the latest version of the CUBE Navigation System received 510(k) clearance in July 2021. In addition, some of the Fiagon products are registered in other countries including the Asia Pacific.

While our primary commercial focus is the U.S, we are also expanding the global reach of our products. Our commercialization strategy will consider several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. For the PROPEL family of products, our initial focus is on Germany and the United Kingdom, where we are working to build our capabilities and develop the market. Going forward, we will continue to assess our capability to penetrate additional markets in Europe, the Asia Pacific and Japan.
Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic rhinosinusitis (“CRS”) patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve over time. PROPEL’s safety and effectiveness is supported by Level 1a clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. Approximately 399,000 patients have been treated with PROPEL products through the end of 2020. Our primary PROPEL® products are as follows:
•PROPEL, a self-expanding implant designed to conform to and hold open the surgically enlarged sinus while gradually releasing an anti-inflammatory steroid over a period of approximately 30 days and is absorbed into the body over a period of approximately six weeks.
•PROPEL Mini, a smaller version of PROPEL which is approved for use in both the ethmoid and frontal sinuses. PROPEL Mini is used preferentially by physicians compared with PROPEL when treating smaller anatomies or following less extensive procedures.
•PROPEL Contour, designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses in procedures performed in both the operating room and in the office setting of care. PROPEL Contour’s lower profile, hourglass shape and malleable delivery system are designed for use in the narrow and difficult to access sinus ostia. PROPEL Contour is approved for use in the frontal and maxillary sinus openings in the U.S. and for use in the frontal sinus opening in the European Union (“EU”).
The Straight Delivery System (“SDS”) is an extension of the PROPEL family of implants. It is specifically engineered for precise, consistent and easy delivery of the PROPEL Mini Implant into the ethmoid sinus. In February 2021, we announced the U.S. availability of the SDS packaged with the PROPEL Mini after the combined packaging received FDA approval.
SINUVA, when placed during a routine physician office visit, expands into the sinus cavity and delivers an anti-inflammatory steroid directly to the site of polyp disease for approximately 90 days. SINUVA is currently approved for use in the U.S.
Our PROPEL family of products are used primarily in the operating room of a hospital or ASC. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used almost exclusively in the physician office setting. VenSure provides for complementary use with PROPEL Contour for dilation and localized drug delivery. The CUBE Navigation System supports surgery and balloon dilation in all settings of care. The Centers for Medicare & Medicaid Services (“CMS”) approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. We applied to CMS in September 2020 and asked to separate the J7401 code from SINUVA and PROPEL. In January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms” and attached an average selling price (“ASP”) to the code. The new PROPEL and SINUVA codes took effect April 1, 2021. We are also committed to expanding our market development efforts for PROPEL in the physician office setting of care as well as market access outside of the U.S.
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

We also continue to perform research and development activities and clinical trials in order to expand our portfolio of products and improve our existing products. In the second quarter of 2021, we initiated the EXPAND study to assess the potential to improve frontal sinus ostia size and other outcomes through localized drug delivery following balloon dilation utilizing PROPEL Contour and the VenSure balloon. In support of our focus on expanding our global reach, we plan to make clinical and regulatory investments in PROPEL in Europe. A PROPEL OPEN registry trial is planned to fulfill EU Medical Device Regulation (“MDR”) requirements and collect local data in support of our commercial efforts. Other clinical trials initiated in the past include our investigational ASCEND drug-coated sinus balloon study initiated in December 2018.

Pending Acquisition
On August 6, 2021 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota Corporation and wholly-owned subsidiary of Medtronic public company limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Medtronic. We will call a special meeting of our stockholders to present the Merger Agreement to our stockholders for adoption.
Under the terms of the Merger Agreement, Medtronic will acquire all outstanding shares of our common stock in exchange for consideration of $28.25 per share in cash. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to approval of our stockholders and the satisfaction or waiver of a number of closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement provides Medtronic and us with certain termination rights and, under certain circumstances, may require that Medtronic or we pay a termination fee.
Impact of the COVID-19 Pandemic
Prior to the COVID-19 pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined towards the end of the first quarter and throughout the second quarter as the various COVID-19 restrictions were implemented and remained in effect. However, we began to see meaningful change in the business environment towards the end of May of 2020 with increased procedure volumes as select areas of the country emerged from shelter-in-place orders and restrictions on elective medical procedures were eased. This trend continued in June and throughout the remainder of 2020 as well as the first half of 2021 as we continued to see improvements in the elective procedure market. Our business has been and will be impacted by patients’ decisions to undergo sinus surgeries and as ENT ASC and office procedure volumes begin to recover. We continue to remain flexible in our approach to continuing our operations in light of developing laws and restrictions surrounding the COVID-19 pandemic. While the second half of 2020 and the first half of 2021 provided an improving business environment, the COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe and may impact our operations and financial results.
Components of Our Results of Operations
Revenue
We have derived our revenue almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018, as well as sales of CUBE and VenSure products beginning in the fourth quarter of 2020 with the acquisition of Fiagon. While our business has been and may continue to be impacted by hospitals suspending elective surgical procedures and reduced ENT office visits for an extended period of time, we anticipate continued revenue growth in 2021, based on the increased elective procedure volumes and enrollment trends towards the end of 2020 and during the first half of 2021. Once the disruption from the COVID-19 pandemic subsides, we expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. Revenue from SINUVA is recognized net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known. In addition to standalone sales of CUBE and VenSure products, we enter into lease arrangements of CUBE navigation equipment with certain qualified customers in connection with commitments to purchase VenSure and other consumable products to accompany the use of the equipment. Leases have terms that generally range from 24 to 48 months and are usually collateralized by a security interest in the underlying assets. Lease arrangements transfer the ownership or provide the customer with a right to purchase the system leased at the end of the lease term.
We have derived our revenue predominantly from within the United States and no single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2021 and 2020.
Cost of Sales and Gross Profit
We manufacture our PROPEL family of products and SINUVA in our facility in Menlo Park, California. We manufacture CUBE navigation equipment and instruments in Hennigsdorf, Germany, and procure VenSure sinus dilation balloons from a third-party manufacturer. Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. Cost of sales also includes depreciation expense for production equipment, amortization of intangible assets associated with acquired product technologies and processes, maintenance of operational processes, and certain direct costs such as shipping costs. Once the disruption from the COVID-19 pandemic subsides, we expect cost of sales to increase in absolute dollars again primarily as, and to the extent, our revenue grows, or we make additional improvements in our manufacturing capabilities.
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
Interest Expense
Interest expense consists primarily of the interest expense, accretion expense of debt discounts and purchase obligations, and amortization of debt issuance costs associated with our convertible notes, as well as imputed interest on the carrying value of our deferred acquisition related consideration.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, changes in the fair value of embedded derivatives, changes in the fair value of foreign currency forward contracts and the effects of foreign exchange, including on the carrying value of our deferred acquisition related consideration.

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
We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2021, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Accounting Pronouncements
See Note 2 of the condensed consolidated financial statements under the heading “Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the six months ended June 30, 2021.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands, expect percentages)
Revenue	$27,349	$9,780	$51,677	$29,606
Cost of sales	8,332	7,357	16,787	13,767
Gross profit	19,017	2,423	34,890	15,839
Gross margin	69.5%	24.8%	67.5%	53.5%
Operating expenses:
Selling, general and administrative	28,731	19,497	56,808	45,697
Research and development	6,360	4,018	12,730	9,164
Total operating expenses	35,091	23,515	69,538	54,861
Loss from operations	(16,074)	(21,092)	(34,648)	(39,022)
Interest expense	(1,409)	(486)	(2,784)	(486)
Other income (expense), net	442	(1,546)	(62)	(1,149)
Loss before income taxes	(17,041)	(23,124)	(37,494)	(40,657)
Provision for income tax (benefit)	(440)	—	(862)	—
Net loss	(16,601)	(23,124)	$(36,632)	$(40,657)
Comparison of the Three and Six Months ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended		Six Months Ended
					Change ($)	Change (%)	Change ($)	Change (%)
	2021	2020	2021	2020	2021 to 2020	2021 to 2020	2021 to 2020	2021 to 2020
(in thousands, except percentages)
PROPEL family of products	$23,059	$9,481	$43,501	$28,571	$13,578	143%	$14,930	52%
SINUVA	2,686	299	5,121	1,035	2,387	798%	4,086	395%
VenSure, CUBE, and Accessories	1,604	—	3,055	—	1,604	N/A	3,055	N/A
	$27,349	$9,780	$51,677	$29,606	$17,569	180%	$22,071	75%
Revenue increased by $17.6 million, or 180%, to $27.3 million during the three months ended June 30, 2021, compared to $9.8 million during the three months ended June 30, 2020, and increased by $22.1 million, or 75%, to $51.7 million during the six months ended June 30, 2021, compared to $29.6 million during the six months ended June 30, 2020. The increase in revenue for the three months ended June 30, 2021 was due to a 143% increase in PROPEL and a significant increase in SINUVA sales. The increase in revenue for the six months ended June 30, 2020 was due to a 52% increase in PROPEL and a significant increase in SINUVA sales. Increased PROPEL revenue for the three and six months ended June 30, 2021 resulted from increases of 139% and 50% in unit sales and increases of 2% in average selling price for both periods. The increase in unit sales for PROPEL was driven by a significant recovery in demand from the comparative period due to the impact of the COVID-19 pandemic as certain areas of the United States resumed elective procedures. SINUVA unit sales increased by 659% and 326% during the three and six months ended June 30, 2021, and average selling price increased 3% per unit compared to both the three and six months ended June 30, 2020. The increase in unit sales for SINUVA for both periods was due to the significant recovery in demand from the comparative period due to the impact of the COVID-19 pandemic, in addition to improvements in reimbursement, continued adoption of the technology, and the ongoing shift of procedures from hospitals and ASC to the physician office setting of care. SINUVA sales also benefited from the expansion of our Market Access infrastructure and the addition and expansion of our distributor relationships during the year ended December 31, 2020. Furthermore, revenue for the three and six months ended June 30, 2021 also included $1.6 million and $3.1 million, respectively, of sales from the CUBE navigation equipment, instruments, and accessories and VenSure sinus dilation balloons.

Based on current elective procedure volumes and enrollment trends, as well as the acquisition of Fiagon, we expect revenue growth for the remainder of 2021. While we cannot predict the extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we believe that a recovery in procedures will continue, and that most patients will return for treatment.
Cost of Sales and Gross Margin
Cost of sales increased by $1.0 million, or 13%, to $8.3 million during the three months ended June 30, 2021, compared to $7.4 million during the three months ended June 30, 2020, and increased by $3.0 million, or 22%, to $16.8 million during the six months ended June 30, 2021, compared to $13.8 million during the six months ended June 30, 2020. The increased cost of sales for the three and six months ended June 30, 2021 was primarily due to increased product sales resulting from a significant recovery in demand as elective surgeries resumed following easing of COVID-19 pandemic restrictions. The increases for both periods were offset by approximately $1.9 million of charges related to the impacts of COVID-19 incurred in the prior period which were not incurred during the current periods as production volumes returned to normal capacity, as well as valuation charges for obsolete inventory.
Gross margin for the three months ended June 30, 2021, increased to 69.5%, compared to 24.8% for the three months ended June 30, 2020, and increased to 67.5% for the six months ended June 30, 2021, compared to 53.5% for the six months ended June 30, 2020. The increases for both periods were driven by approximately $1.9 million of charges related to the impacts of COVID-19 incurred in the prior period which were not incurred during the current periods as production volumes returned to normal capacity. The increases were offset in part by amortization of intangible assets, production and obsolescence related period costs, and project costs, collectively representing approximately 2.7% and 3.4% of revenues for the three and six months ended June 30, 2021, respectively.
Consistent with the expected increase in procedure volumes in 2021, we anticipate that there will be sequential revenue growth for the remainder of 2021 from current levels. With the expected increase in demand and our operation at full capacity, we do not expect idle facility expense to be incurred in 2021. However, idle facility expense could still be incurred in future periods until the current crisis subsides. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact the cost of sales and gross margin for our products beyond the first quarter of 2022.
Selling, General and Administrative Expenses
SG&A expenses increased by $9.2 million, or 47%, to $28.7 million during the three months ended June 30, 2021, compared to $19.5 million during the three months ended June 30, 2020, and increased by $11.1 million, or 24%, to $56.8 million during the six months ended June 30, 2021, compared to $45.7 million during the six months ended June 30, 2020. The increases in SG&A expenses for the three and six months ended June 30, 2021 were primarily due to increased commissions from increased sales, increases in headcount as compared to the prior period as a result of increased sales and marketing and other activities following the easing of COVID-19 pandemic related restrictions, and incremental SG&A expense as a result of the acquisition of Fiagon. Additionally, for the six months ended June 30, 2020, the increase was due to $0.6 million of impairment expense incurred in the first quarter of 2021 related to certain property, equipment, and intangible assets as well as costs associated with the ongoing integration of Fiagon of $1.9 million, which consisted largely of professional fees.
We will continue to monitor our SG&A expenses in light of the uncertainties related to the COVID-19 pandemic; however, we will still continue to support our customers, physicians and patients and will continue to incur additional SG&A expenses as a result of the acquisition of Fiagon.
Research and Development Expenses
R&D expenses increased by $2.3 million, or 58%, to $6.4 million during the three months ended June 30, 2021, compared to $4.0 million during the three months ended June 30, 2020, and increased by $3.6 million, or 39%, to $12.7 million during the six months ended June 30, 2021, compared to $9.2 million during the six months ended June 30, 2020. The increases in R&D expenses were primarily due to increased headcount and related expenses as a result of the acquisition of Fiagon and compared to the prior periods as a result of cost reduction measures taken in response to the pandemic, as well as professional fees pertaining to R&D projects.
We will continue to monitor our R&D expenses in light of the uncertainty related to the COVID-19 pandemic; however, we will continue to incur additional R&D expense as a result of the acquisition of Fiagon and fees pertaining to R&D projects.

Interest Expense
Interest expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2021 compared to $0.5 million for each of the three and six months ended June 30, 2020. Interest expense in 2021 was attributable to convertible notes interest as well as imputed interest on deferred payments for the acquisition of Fiagon in the third quarter of 2020, while interest expense during the three and six months ended June 30, 2020 only included a partial quarter of interest expense on the convertible notes entered into during May 2020.
Other Income (Expense), Net
Other income (expense), net, increased by $2.0 million to other income of $0.4 million during the three months ended June 30, 2021, compared to other expense of $1.5 million during the three months ended June 30, 2020, and increased by $1.1 million to other expense of $0.1 million during the six months ended June 30, 2021, compared to other expense of $1.1 million during the six months ended June 30, 2020. The increases in other income (expense), net during the three and six months ended June 30, 2021 were attributable to a decrease in fair value of our embedded derivative liability, a decrease in amortization expense of net investment premiums, and the overall effects of foreign exchange remeasurement.
Provision for Income Tax Benefit
Provision for income tax benefit amounts of $0.4 million and $0.9 million for the three and six months ended June 30, 2021 were attributable to the foreign deferred tax impact associated with the operations of Fiagon. There were no similar benefits in the comparative periods.
Liquidity and Capital Resources
Overview
As of June 30, 2021, we had cash, cash equivalents, short-term investments, and restricted cash of $76.2 million, compared to cash, cash equivalents, short-term investments, and restricted cash of $105.5 million as of December 31, 2020.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(30,388)	$(20,198)
Investing activities	36,775	(36,786)
Financing activities	2,512	65,790
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(116)	—
Net increase in cash, cash equivalents, and restricted cash	$8,783	$8,806
Net Cash Used in Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $30.4 million, consisting primarily of a net loss of $36.6 million and an increase in net operating assets of $7.5 million, offset by non-cash charges of $13.8 million. The net loss is primarily attributable to the ongoing funding of our sales, marketing and product development activities in order to attain future growth. The non-cash charges primarily consisted of stock-based compensation expense, change in fair value of embedded derivatives, the impacts of foreign exchange, impairment of property, equipment, and intangible assets, as well as depreciation and amortization expense. The increase in net operating assets is primarily attributable to an increase in inventory, prepaid expenses and other assets, accounts receivable, and a decrease in accrued compensation due to the payout of annual corporate bonuses, partially offset by an increase in accounts payable.
During the six months ended June 30, 2020, net cash used in operating activities was $20.2 million, consisting primarily of a net loss of $40.7 million, offset by a decrease in net operating assets of $8.6 million, and non-cash charges of $11.9 million. The non-cash charges primarily consisted of stock-based compensation expense, change in fair value of embedded derivatives, and depreciation and amortization expense. The decrease in net operating assets is primarily attributable to a decrease in accounts receivable due to collections and a decrease in inventory due to the suspension of our manufacturing activities. The decrease was partially offset by a decrease in accrued compensation due to the payout of annual corporate bonuses as well as a decrease in accounts payable.
Net Cash Provided by Investing Activities
During the six months ended June 30, 2021, net cash provided by investing activities was $36.8 million, consisting of maturities of short-term investments of $37.6 million, partially offset by purchases of property and equipment of $0.9 million.
During the six months ended June 30, 2020, net cash used in investing activities was $36.8 million, consisting of net purchases of short-term investments of $36.3 million and purchases of property and equipment of $0.5 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $2.5 million, consisting of net proceeds from common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
During the six months ended June 30, 2020, net cash provided by financing activities was $65.8 million, consisting of net proceeds from the issuance of convertible debt of $62.0 million and $3.8 million of net proceeds from common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
Liquidity
Based on our current expectations of the operating environment in 2021 and 2022, as well as the term loan financing obtained from Deerfield in July 2021, we believe we have adequate cash and other resources to operate for at least twelve months from the issuance of this Quarterly Report on Form 10-Q, including funding our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt and lease payments. However, the extent to which the COVID-19 pandemic may continue to materially adversely impact our liquidity is uncertain.
Under the terms of the Purchase Agreement for the acquisition of Fiagon totaling €62.5 million, we made an initial €15.0 million ($17.6 million) payment upon closing in October 2020 and will make three annual payments of €15.0 million in each October of the subsequent three years, plus an estimated €2.5 million purchase price adjustment, due in October 2021. In accordance with the terms of the Purchase Agreement, we were required to place $17.5 million (€15.0 million) in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month’s five-day trailing exchange rate.
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
Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of June 30, 2021, have not materially changed outside the ordinary course of business from December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk as of June 30, 2021, has not materially changed from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, we migrated to a new enterprise resource planning (“ERP”) system for financial reporting, purchasing, invoicing, and cash receipt functions. As a result, our financial and operating transactions utilize the functionality provided by the new ERP system. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.
Except as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The announcement and pendency of our agreement to be acquired by Medtronic may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers and other business partners.
•While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.
•The failure to complete the Merger may adversely affect our business and our stock price.
•The Merger Agreement with Medtronic limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.
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
•Our long-term growth depends on our ability to develop and successfully commercialize additional ENT products.
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
•Our products are subject to extensive regulation by the FDA, and other agencies, including the requirement to obtain approval and/or register products prior to commercializing our products, maintaining compliance with Quality System and GMP practices, maintaining product quality, and the requirement to report adverse events and other ongoing reporting requirements. If we fail to obtain necessary FDA or other agency device or drug approvals for our products or fail to maintain compliance with applicable regulations and standards or are subject to regulatory enforcement action as a result of our failure to properly report adverse events or otherwise comply with regulatory requirements and standards, maintain compliance with Quality System and GMP requirements and product quality, our commercial operations would be harmed.
•We cannot predict whether or when we will obtain regulatory approval to commercialize product candidates or our ability to maintain product approvals/clearances/registrations and we cannot, therefore, predict the timing of any future revenue from product candidates. Regulatory approval of a product candidate is not guaranteed, and the approval process is expensive, uncertain and lengthy.
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
•Our debt obligations under our facility agreements with Deerfield could impair our financial condition and limit our operating flexibility.
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
We have implemented numerous capital preservation initiatives in response to COVID-19, including a reduction in force and the furloughing of other employees throughout our organization. Although we believe that our existing cash, cash equivalents and short-term investments, together with our debt agreements with Deerfield, will be sufficient to meet our current capital needs for the next twelve months, a prolonged duration and resulting impact of COVID-19 could materially adversely alter our current cash position and affect our liquidity.
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
The COVID-19 pandemic has led to increased economic uncertainty and instability. The macroeconomic impact on the global economy has been and may continue to be severe. Any sustained disruption may increase our cost of capital and adversely affect our ability to access the capital markets in the future.
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

Risks Related to the Merger with Medtronic

The announcement and pendency of our agreement to be acquired by Medtronic may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers and other business partners.

On August 6, 2021 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, a Minnesota corporation and wholly-owned subsidiary of Medtronic public limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Medtronic. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

•market reaction to the announcement of the Merger;
•changes in our business, operations, financial position and prospects;
•market assessments of the likelihood that the Merger will be consummated;
•the amount of cash offered per share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;
•potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;
•the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and
•the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent Medtronic’s prior written consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The failure to complete the Merger may adversely affect our business and our stock price.

The Merger with Medtronic is subject to a number of conditions, including, among other things, (i) adoption of the Merger Agreement by the holders of a majority of our outstanding common stock, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other governmental bodies, (iii) the absence of any “material adverse effect” on us occurring after the date of the Merger

Agreement that is continuing, (iv) the absence of any legal restraints prohibiting the Merger, (v) the absence of certain legal proceedings brought by a governmental entity relating to the Merger, and (vi) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the closing of the Merger). There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all. If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

The Merger Agreement with Medtronic limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, knowingly encourage, assist, knowingly induce or knowingly facilitate, or participate or engage in any negotiations or discussions regarding, or furnish information in response to inquiries with respect to, an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.
Financial and Operational Risks
We have incurred significant operating losses since inception and may not be able to achieve profitability.
We have incurred net losses since our inception in 2003. We incurred net losses of $36.6 million for the six months ended June 30, 2021, and $72.3 million and $43.0 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $339.7 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements, and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
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
We are early in our commercialization of SINUVA for use in the office setting of care. CMS approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. We applied to CMS in September 2020 and asked to separate the J7401 code from SINUVA and PROPEL. In January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms” and attached an average selling price (“ASP”) to the code. The new PROPEL and SINUVA codes took effect April 1, 2021. We have limited experience with these reimbursements and do not know how effective these approaches will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement codes are used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:
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
Our success depends on the medical community’s acceptance of our steroid releasing implants as tools that are useful to ENT physicians treating patients with chronic rhinosinusitis (“CRS”). We have sponsored twelve multicenter, prospective studies of over 900 patients to track outcomes of treatment with our steroid releasing implants across multiple sinuses and settings of care. These clinical data have resulted in the highest level of evidence generated for any medical device used to improve the outcomes of sinus surgery. While the results of these studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to our physician customers. If physicians do not find our data compelling, they may choose not to use our products or limit their use. Additionally, the long-term effects of sinus interventions in conjunction with our steroid releasing implants beyond six months are not known. Certain ENT physicians, hospitals and surgery centers may prefer to see longer term efficacy data than we have produced. We cannot assure that any data that we or others generate will be consistent with that observed in these studies or meet the endpoints, nor that the results will be maintained beyond the time points studied. We also cannot assure that any data that may be collected will be compelling to the medical community because the data may not be scientifically meaningful and may not demonstrate that sinus procedures using our steroid releasing implants are an attractive option when compared against data from alternative treatments.
Each ENT physician’s individual experience with our steroid releasing implants will vary, and we believe that physicians will compare actual long-term outcomes in their own practices using our steroid releasing implants against sinus surgery used in conjunction with traditional sinus packing techniques. A long-term, adequately-controlled clinical study comparing sinus surgery performed in conjunction with our steroid releasing implants against sinus surgery performed in conjunction with the variety of traditional sinus packing techniques incorporated by physicians would be expensive and time-consuming and we have not conducted such a study. If the experience of physicians indicates that the use of our steroid releasing implants in functional endoscopic sinus surgery (“FESS”) is not as safe or effective as other treatment options or does not provide a lasting solution to patients with CRS, adoption of our products may suffer, and our business would be harmed.
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
Our long-term growth depends on our ability to develop and successfully commercialize additional ENT products.

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
•be fully compliant with marketing and manufacturing of new devices or modified products;
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
If another company successfully develops an approach for the treatment of CRS, including alternative device, drug delivery or pharmaceutical agent, our business could be significantly and adversely affected.

If physicians treat more patients in their offices instead of performing surgery in the operating room, our ability to sell our PROPEL family of products may be harmed.
The prevalence of sinus procedures being performed in the office has increased since sinus dilation products for use in the office setting received Category I Current Procedural Terminology (“CPT”) codes in 2011. As a result, the number of companies selling sinus dilation products has increased and well-known companies such as Medtronic, Stryker and Johnson & Johnson have begun to sell sinus dilation products. We entered this market in October 2020 with the acquisition of Fiagon AG Medical Technologies (“Fiagon”). This has led to increased marketing investments to sell these sinus dilation products in an attempt to not only grow the overall sinus procedure market but also to shift procedures from the operating room to the office. If more patients are treated for CRS in a physician office with a sinus dilation product rather than through FESS procedures in the operating room, the volume of FESS procedures performed may not grow as anticipated and our ability to sell our products may be harmed.
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
The products we currently market have been approved/cleared by the FDA and other Agencies and/or registered for specific treatments. We train our marketing and direct sales force to not promote our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those approved by the FDA or any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
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
•the Company or investigators, fail to comply with applicable regulations;
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
On January 31, 2020, the United Kingdom (the “UK”) withdrew from the European Union (the “EU”). The UK’s withdrawal from the EU is commonly referred to as Brexit. Under the withdrawal agreement between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the UK and the EU was agreed on in December 2020.
Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. Since a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit could materially impact the regulatory regime with respect to the development, manufacturing, importation, approval and commercialization of our products and product candidates in the UK or the EU. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization is required to market products in Great Britain. It is currently unclear whether the Medicine & Healthcare products Regulatory Agency (“MHRA”) in the UK is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our products in the UK or the EU. Although the UK is currently a very small portion of our business, these regulatory changes could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and to the U.S. dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.
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
We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Our current systems provide physical and virtual redundancy while being operated from our physical location in Menlo Park. We are currently in the process of upgrading our information technology systems, including as a result of our acquisition of Fiagon and the need to integrate our information technology systems with those of Fiagon. While we will attempt to mitigate interruptions in our information technology systems, such as our recent and ongoing upgrades to our enterprise resource planning system (“ERP”), we may experience delays, events or circumstances which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Further, third parties may attempt to hack into our information systems and may obtain our proprietary information. In the event we experience significant disruptions, whether as a result of unexpected delays or difficulties with the upgrades or integration, or as a result of natural disasters or security breaches, we may not be able to implement or repair our systems in an efficient and timely manner. If any of these events or delays occur, they may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows. As a result of moving our ERP to a cloud-based platform, a third party houses our data and we no longer own the hardware that holds our data. If the third party’s platform is hacked, our data would be at risk of being accessed, which could expose us to liability and harm our business.
Risks Relating to Regulatory Matters
Our products are subject to extensive regulation by the FDA, and other agencies, including the requirement to obtain approval and/or register products prior to commercializing our products, maintaining compliance with Quality System and GMP practices, maintaining product quality, and the requirement to report adverse events and other ongoing reporting requirements. If we fail to obtain necessary FDA or other agency device or drug approvals for our products or fail to maintain compliance with applicable regulations and standards or are subject to regulatory enforcement action as a result of our failure to properly report adverse events or otherwise comply with regulatory requirements and standards, maintain compliance with Quality System and GMP requirements and product quality, our commercial operations would be harmed.
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
Our currently marketed products are subject to Medical Device Regulation (“MDR”) and drug postmarketing safety reporting obligations, which require that we timely report any incidents to the FDA or other Agencies. In the EU, our CE Marked products are subject to vigilance reporting.
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
We cannot predict whether or when we will obtain regulatory approval to commercialize product candidates or our ability to maintain product approvals/clearances/registrations and we cannot, therefore, predict the timing of any future revenue from product candidates. Regulatory approval of a product candidate is not guaranteed, and the approval process is expensive, uncertain and lengthy.
We cannot commercialize many of our product candidates until the appropriate regulatory authorities, such as the FDA, have reviewed and approved or cleared the product candidate. Regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for product candidates. Additional delays may result if product candidates are brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of product candidates. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:
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
If we participate in the Medicaid Drug Rebate Program, and other governmental pricing programs, we will be obligated to pay certain specified rebates and report pricing information with respect to SINUVA. Pricing and rebate calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer price (“AMP”), and best price, (“BP”), for the quarter. If we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due, and CMS may request or require restatements for earlier periods as well. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the Public Health Service’s 340B drug pricing program (“340B”) and under other similar government pricing programs
We will also be liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B refunds, if we are found to have knowingly submitted false AMP or BP information to the government, we may be liable for civil monetary penalties. If we are found to have made a misrepresentation in the reporting of our AMP, we may be liable for civil monetary penalties as well. Our failure to submit monthly or quarterly AMP and BP data on a timely basis could result in a civil monetary penalty for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid for SINUVA. A final regulation imposes a civil monetary penalty for each instance of knowingly and intentionally charging a 340B covered entity more than the 340B ceiling price.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses and their business associates that perform services for them that involve individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements, as well as comparable international privacy laws (e.g., the EU’s General Data Protection Regulation, or GDPR), or localized privacy laws (e.g., the California Consumer Privacy Act of 2018, effective beginning January 2020, mirroring a number of the key provisions in the GDPR);
•the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;
•the federal Foreign Corrupt Practices Act (“FCPA”) of 1997, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and
•foreign or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
Failure to comply with the United States FCPA, and similar laws associated with any activities outside the United States could subject us to penalties and other adverse consequences.
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
Our debt obligations under our facility agreements with Deerfield could impair our financial condition and limit our operating flexibility.
Our indebtedness under our facility agreements with Deerfield could:
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
There is no guarantee that we will be able to pay the principal and interest under the facility agreements with Deerfield or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the facility agreements with Deerfield. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants.
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

Dated: August 6, 2021	Intersect ENT, Inc. (Registrant)

/s/ Thomas A. West
Thomas A. West President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard A. Meier
Richard A. Meier Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)