Form 10-Q
period 2021-09-30
Intersect ENT, Inc.
filed 2021-11-02
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares of common stock outstanding as of October 26, 2021 were 33,461,658.

INTERSECT ENT, INC.
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERSECT ENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$59,183	$13,521
Short-term investments	21,813	74,506
Accounts receivable, net	14,402	14,592
Inventories, net	20,057	12,054
Prepaid expenses and other current assets	4,406	3,494
Total current assets	119,861	118,167
Property and equipment, net	5,416	5,624
Operating lease right-of-use assets	16,038	17,151
Intangible assets, net	18,923	21,193
Goodwill	47,035	46,639
Restricted cash	17,978	17,500
Other non-current assets	2,715	1,107
Total assets	$227,966	$227,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,249	$6,042
Accrued compensation	14,555	13,559
Deferred acquisition related consideration, current	20,338	21,071
Other current liabilities	5,646	3,575
Total current liabilities	50,788	44,247
Operating lease liabilities	15,101	17,736
Long-term debt	111,661	63,650
Deferred acquisition related consideration, non-current	32,806	33,167
Deferred tax liability	565	1,569
Other non-current liabilities	831	—
Total liabilities	211,752	160,369
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares: 9,994; Issued and outstanding shares: none	—	—
Series DF-1 convertible preferred stock, $0.001 par value; Authorized shares: 6; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000; Issued and outstanding shares: 33,455 as of September 30, 2021 and 32,936 as of December 31, 2020	33	33
Additional paid-in capital	387,738	370,053
Accumulated other comprehensive income (loss)	(1)	1
Accumulated deficit	(371,556)	(303,075)
Total stockholders’ equity	16,214	67,012
Total liabilities and stockholders’ equity	$227,966	$227,381
(1)Amounts have been derived from the December 31, 2020 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$24,400	$22,720	$76,077	$52,326
Cost of sales	5,087	7,845	21,874	21,612
Gross profit	19,313	14,875	54,203	30,714
Operating expenses:
Selling, general and administrative	29,473	21,702	86,281	67,399
Research and development	6,719	4,551	19,449	13,715
Total operating expenses	36,192	26,253	105,730	81,114
Loss from operations	(16,879)	(11,378)	(51,527)	(50,400)
Interest expense	(1,760)	(886)	(4,544)	(1,372)
Other income (expense), net	(13,654)	799	(13,716)	(350)
Loss before income taxes	(32,293)	(11,465)	(69,787)	(52,122)
Provision for income tax (benefit)	(444)	—	(1,306)	—
Net loss	(31,849)	(11,465)	(68,481)	(52,122)
Other comprehensive loss:
Unrealized loss on short-term investments, net	(6)	(73)	(2)	(31)
Comprehensive loss	$(31,855)	$(11,538)	$(68,483)	$(52,153)
Net loss per share, basic and diluted	$(0.95)	$(0.35)	$(2.06)	$(1.60)

Weighted average common shares used to compute net loss per share, basic and diluted	33,352	32,695	33,187	32,552
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	32,936	$33	$370,053	$1	$(303,075)	$67,012
Issuance of common stock and exercise of stock options	200	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	4,141	—	—	4,141
Unrealized gain on short-term investments	—	—	—	14	—	14
Net loss	—	—	—	—	(20,031)	(20,031)
Balance as of March 31, 2021	33,136	33	375,315	15	(323,106)	52,257
Issuance of common stock and exercise of stock options	125	—	1,390	—	—	1,390
Stock-based compensation expense	—	—	4,595	—	—	4,595
Unrealized loss on short-term investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(16,601)	(16,601)
Balance as of June 30, 2021	33,261	33	381,300	5	(339,707)	41,631
Issuance of common stock and exercise of stock options	194	—	2,469	—	—	2,469
Stock-based compensation expense	—	—	3,969	—	—	3,969
Unrealized loss on short-term investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(31,849)	(31,849)
Balance as of September 30, 2021	33,455	$33	$387,738	$(1)	$(371,556)	$16,214

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont'd)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	32,235	$32	$348,729	$53	$(230,756)	$118,058
Issuance of common stock and exercise of stock options	302	1	3,100	—	—	3,101
Stock-based compensation expense	—	—	4,253	—	—	4,253
Unrealized loss on short-term investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(17,533)	(17,533)
Balance as of March 31, 2020	32,537	33	356,082	34	(248,289)	107,860
Issuance of common stock and exercise of stock options	108	—	728	—	—	728
Stock-based compensation expense	—	—	3,586	—	—	3,586
Unrealized gain on short-term investments	—	—	—	61	—	61
Net loss	—	—	—	—	(23,124)	(23,124)
Balance as of June 30, 2020	32,645	33	360,396	95	(271,413)	89,111
Issuance of common stock and exercise of stock options	71	—	276	—	—	276
Stock-based compensation expense	—	—	3,529	—	—	3,529
Unrealized loss on short-term investments	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(11,465)	(11,465)
Balance as of September 30, 2020	32,716	$33	$364,201	$22	$(282,878)	$81,378

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(68,481)	$(52,122)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,579	1,467
Non-cash lease expense	1,474	1,623
Stock-based compensation expense	12,627	11,642
Amortization of net investment premium	583	71
Amortization of debt transaction costs and accretion of debt discount	689	339
Impairment of property, equipment, and intangible assets	708	—
Interest expense on deferred acquisition related costs	1,548	—
Loss on foreign currency forward contracts	2,484	—
Foreign currency remeasurement gain	(2,219)	—
Change in fair value of embedded derivatives	12,721	795
Provision for income tax (benefit)	(1,306)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(20)	7,233
Inventories, net	(7,924)	5,568
Prepaid expenses and other assets	(3,478)	(634)
Accounts payable	3,977	555
Accrued compensation	1,029	(1,878)
Other liabilities	(1,745)	287
Net cash used in operating activities	(43,754)	(25,054)
Investing activities:
Purchases of short-term investments	(3,533)	(108,831)
Maturities of short-term investments	55,642	70,106
Proceeds from sale of short-term investments	—	34,794
Purchases of property and equipment	(1,505)	(722)
Net cash provided by (used in) investing activities	50,604	(4,653)
Financing activities:
Proceeds from debt financing, net of issuance costs	34,588	61,841
Proceeds from issuance of common stock and exercise of stock options	4,980	4,105
Net cash provided by financing activities	39,568	65,946
Effect of exchange rates on cash, cash equivalents, and restricted cash	(278)	—
Net increase in cash, cash equivalents, and restricted cash	46,140	36,239
Cash, cash equivalents, and restricted cash:
Beginning of the period	31,021	20,652
End of the period	$77,161	$56,891
Non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$362	$—
Property and equipment included in accounts payable	336	82
Lessor funded building improvements	201	—
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
In October 2020, the Company acquired Fiagon AG Medical Technologies (“Fiagon”), a global leader in electromagnetic surgical navigation solutions with an expansive portfolio of ENT product offerings, including the VenSure sinus dilation balloon (“VenSure”), CUBE Navigation System (“CUBE”), and instruments that complement the Company’s PROPEL and SINUVA sinus implants and extend its geographic reach. The VenSure products received 510(k) clearance in August 2020 and the latest version of the CUBE Navigation System received 510(k) clearance in July 2021. In addition, some of the Fiagon products are registered in other countries including in Asia Pacific and South America.
The Company continues to invest in research and development in order to expand its portfolio of products and improve its existing products.
Pending Acquisition
On August 6, 2021 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota corporation and wholly-owned subsidiary of Medtronic public limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Medtronic. On October 8, 2021, the Company’s stockholders adopted the Merger Agreement at a special meeting of its stockholders.
Under the terms of the Merger Agreement, Medtronic will acquire all outstanding shares of the Company’s common stock in exchange for consideration of $28.25 per share in cash. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement provides Medtronic and the Company with certain termination rights and, under certain circumstances, may require that Medtronic or the Company pay a termination fee.
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
The interim financial data as of September 30, 2021 is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2021 and 2020. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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
Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for the Company beginning in 2021. The adoption of the standard did not result in a material impact to the Company’s condensed consolidated financial statements.
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

Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, except as follows:
Multiple-Element Arrangements
The Company may, from time to time, enter into lease arrangements with certain qualified customers in connection with commitments to purchase consumable products to accompany the use of the equipment. Leases have terms that generally range from 24 to 48 months and are usually collateralized by a security interest in the underlying assets. For the three and nine months ended September 30, 2021, revenue from these arrangements was not material.
Cost of sales
Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor. A significant portion of the Company’s cost of sales consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. Cost of sales also includes depreciation expense for production equipment, amortization of intangible assets associated with acquired product technologies and processes, maintenance of operational processes, and certain direct costs such as shipping costs.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are charged to operations as incurred. During the three and nine months ended September 30, 2021, the Company recognized impairment expense of $0.1 million and $0.5 million related to certain property and equipment, which was recorded in selling, general and administrative expense in the condensed consolidated statements of operations.
3.    Composition of Certain Financial Statement Items
Accounts receivable, net (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$14,796	$15,079
Allowance for doubtful accounts	(394)	(487)
	$14,402	$14,592
Inventories, net (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$4,307	$2,865
Work-in-process	6,205	3,411
Finished goods	9,545	5,778
	$20,057	$12,054
Capitalized stock-based compensation expense of $0.4 million and $0.3 million was included in inventory as of September 30, 2021 and December 31, 2020, respectively.

Operating lease liabilities (in thousands):

	September 30, 2021	December 31, 2020
Current portion presented in other current liabilities	$2,351	$762
Non-current portion presented in operating lease liabilities	15,101	17,736
	$17,452	$18,498
Revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PROPEL family of products	$20,870	$21,051	$64,371	$49,622
SINUVA	1,980	1,669	7,101	2,704
VenSure, CUBE, and accessories	1,550	—	4,605	—
	$24,400	$22,720	$76,077	$52,326
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
Cash, Cash Equivalents, Short-term Investments, and Restricted Cash
The following is a summary of cash, cash equivalents, and restricted cash (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020

Cash and cash equivalents	$59,183	$13,521	$56,891
Restricted cash	17,978	17,500	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$77,161	$31,021	$56,891

In association with the acquisition of Fiagon, the Company held $17.9 million and $17.5 million as of September 30, 2021 and December 31, 2020, respectively, with an escrow agent with the seller as beneficiary. These balances are presented as restricted cash on the Company’s condensed consolidated balance sheets.

The following is a summary of the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated available-for-sale (in thousands):

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
September 30, 2021		Gains	Losses
Level 1:
Cash	$44,143	$—	$—	$44,143	$44,143	$—
Money market funds	15,040	—	—	15,040	15,040	—
	59,183	—	—	59,183	59,183	—
Level 2:
U.S. treasury bills	17,282	—	—	17,282	—	17,282
Corporate debt securities	3,532	—	(2)	3,530	—	3,530
U.S. government agency bonds	1,001	—	—	1,001	—	1,001
	21,815	—	(2)	21,813	—	21,813
	$80,998	$—	$(2)	$80,996	$59,183	$21,813

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2020		Gains	Losses
Level 1:
Cash	$9,755	$—	$—	$9,755	$9,755	$—
Money market funds	2,762	—	—	2,762	2,762	—
	12,517	—	—	12,517	12,517	—
Level 2:
U.S. treasury bills	49,698	4	(3)	49,699	1,004	48,695
Corporate debt securities	6,307	—	(2)	6,305	—	6,305
U.S. government agency bonds	19,504	3	(1)	19,506	—	19,506
	75,509	7	(6)	75,510	1,004	74,506
	$88,026	$7	$(6)	$88,027	$13,521	$74,506
There were no transfers in and out of Level 1 and Level 2 during the nine months ended September 30, 2021 and year ended December 31, 2020.
As of September 30, 2021 and December 31, 2020, the Company had no investments with a remaining maturity of greater than one year.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2021 and year ended December 31, 2020. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. The Company concluded that any unrealized losses on investments as of September 30, 2021 and December 31, 2020, respectively, were not attributed to credit.
Convertible Notes Embedded Derivatives
The Convertible Notes due in 2025 (see Note 9) have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change of control, upon optional redemption by the Company, or a sale of all or substantially all of the Company’s assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. The Company has utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The fair value measurements of the embedded derivatives are classified as Level 3 financial instruments. As of September 30, 2021, the fair value of the embedded features was $15.8 million and has been presented together with the Convertible Notes host instrument on the condensed consolidated balance sheets. Changes in the fair value of the Company’s Level 3 liabilities were as follows:

September 30, 2021
Balance as of December 31, 2020	$3,048
Fair value adjustment	12,721
Balance as of September 30, 2021	$15,769

The change in fair value of embedded derivatives for the three and nine months ended September 30, 2021 was a $13.0 million loss and a $12.7 million loss, respectively, compared to a $1.0 million gain and $0.8 million loss for the three and nine months ended September 30, 2020, respectively, which was recorded in other income (expense), net in the Company’s condensed consolidated statements of operations. The increase in the fair value of the embedded derivative liability during the three and nine months ended September 30, 2021 was due to the increased probability of triggering events as a result of the pending acquisition with Medtronic.

Derivative Financial Instruments
The Company’s deferred purchase consideration related to the Fiagon acquisition exposed it to foreign currency exchange risk between rate fluctuations of the U.S. dollar and the Euro. To manage this risk, the Company entered into a series of foreign currency exchange forward contracts. In general, gains and losses related to these contracts are expected to be substantially offset by corresponding gains and losses on the remeasurement of the deferred purchase consideration each reporting period. The risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (e.g., those contracts that have a positive fair value) at the date of default. The Company does not enter into derivative contracts for trading purposes. During the three months ended September 30, 2021, one of the foreign currency forward contracts was exercised in order to make the first anniversary payment for the Fiagon acquisition.
The derivative instruments the Company uses to economically hedge this exposure are not designated as accounting hedges and, as a result, changes in their fair value are recorded in other income (expense), net in its condensed consolidated statements of operations. The derivative assets and liabilities are measured using Level 2 fair value inputs.
The Company had gross notional amounts (in EUR) on foreign currency exchange contracts not designated as hedging instruments outstanding as of September 30, 2021 and December 31, 2020 as follows (in thousands):

	September 30, 2021	December 31, 2020
Notional amounts:
Forward contracts	€30,000	€45,000
Gross fair value recorded in:
Prepaid expenses and other current assets	$—	$275
Other non-current assets	$—	$558
Other current liabilities	$825	$—
Other non-current liabilities	$825	$—

The following table summarizes the effect of the Company’s foreign currency exchange contracts on its condensed consolidated statements of operations recognized in other income (expense), net (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Recognized losses on foreign currency exchange contracts	$(608)	$(2,484)
Foreign exchange gains on remeasurement of deferred acquisition related consideration	$1,322	$3,035

5.    Business Combinations
On October 2, 2020, the Company acquired all of the outstanding equity interests of Fiagon and its subsidiaries. Fiagon develops, and commercializes globally, innovative electromagnetic surgical navigation systems and an associated suite of surgical tools and sinus dilation balloons targeted to the ENT surgical space. The transaction increases the Company’s product portfolio as well as its ability to serve customers and patients in the U.S., Europe and elsewhere. Assets and operations acquired included developed technologies, a distribution network, customer relationships, trademarks, certain personnel, and net tangible assets, which collectively met the definition of a business. Under the terms of the Purchase Agreement for the acquisition of Fiagon, the Company made an initial €15.0 million ($17.6 million) payment upon closing in October 2020 and will make €15.0 million annual payments for each of the subsequent three years, plus an approximately €2.5 million working capital purchase price adjustment due in October 2021. The total purchase consideration is denominated in Euros with an equivalent value of $69.3 million which included an upfront cash payment of $17.6 million, and deferred payments of $51.7 million, of which $17.5 million (€15.0 million equivalent) of cash was placed in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month’s five-day trailing exchange rate. The restrictions on cash held in escrow will be released upon payment of the last deferred purchase payment due in October 2023. In addition, the Company entered into agreements to pledge the shares of Fiagon and its intellectual property as security for the deferred payments. The share pledge expires upon payment of the last deferred purchase payment due in October 2023 and the intellectual property pledge expires upon payment of the third installment due in October 2022.
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
During the three months ended March 31, 2021, the Company recognized impairment expense of $0.2 million, related to the remaining trademarks value as a result of a decision to rebrand the associated products, which was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. In addition, during the three months ended September 30, 2021, the Company completed its annual goodwill impairment test and determined that no impairment existed. As of September 30, 2021, there has been no impairment of goodwill.
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
7.    Stock-based Compensation Expense
2014 Equity Incentive Plan
In July 2014, the Company’s Board of Directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2021, the total number of shares of common stock reserved for issuance increased by 988,070 shares to 10,922,838 shares reserved since the inception of the 2014 Plan. As of September 30, 2021, 3,435,598 shares remained available for issuance.
The following is a summary of the Company’s stock option activity and related information (options in thousands):

	Nine Months Ended September 30, 2021
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,599	$22.01
Granted	943	22.52
Exercised	(287)	14.34
Forfeited	(586)	25.32
Outstanding, end of period	3,669	22.21
Exercisable	1,565	23.36
Outstanding options as of September 30, 2021 include an option subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. As of September 30, 2021, these stock options remain unvested.
As of September 30, 2021, the aggregate pre-tax intrinsic value of options outstanding was $21.3 million and options outstanding and exercisable was $8.3 million, the weighted-average remaining contractual term of options outstanding was 7.8 years, and options outstanding and exercisable was 6.5 years. The aggregate pre-tax intrinsic value of options exercised was $2.8 million and $1.3 million during the nine months ended September 30, 2021 and 2020, respectively.
The following is a summary of the Company’s RSU activity and related information (RSUs in thousands):

	Nine Months Ended September 30, 2021
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	488	$23.88
Awarded	331	22.80
Vested	(175)	24.69
Forfeited	(104)	23.33
Outstanding, end of period	540	23.06
As of September 30, 2021, the aggregate pre-tax intrinsic value of RSUs outstanding was $14.7 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was 1.9 years.
The Company has granted Performance Stock Units (“PSUs”) which are subject to service, performance, and market-based vesting conditions. The following is a summary of the Company’s PSU activity and related information (PSUs in thousands):

	Nine Months Ended September 30, 2021
	PSUs	Weighted Average Fair Value
Outstanding, beginning of period	130	$15.94
Awarded	187	24.99
Forfeited	(40)	22.07
Outstanding, end of period	277	21.16

As of September 30, 2021, the aggregate pre-tax intrinsic value of PSUs outstanding was $7.5 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of PSUs outstanding was 1.7 years.
Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$421	$446	$1,142	$1,221
Selling, general and administrative	3,093	2,790	10,001	9,204
Research and development	475	417	1,484	1,217
	$3,989	$3,653	$12,627	$11,642
2014 Employee Stock Purchase Plan
In July 2014, the Company’s Board of Directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”) since the inception of the 2014 ESPP. As of September 30, 2021, 836,075 shares remained available for issuance and 57,754 shares were issued during the nine months ended September 30, 2021. In connection with the proposed transaction with Medtronic, the ESPP will remain in effect until November 15, 2021, which is the final purchase date, subsequent to which the ESPP will no longer be offered.

As of September 30, 2021, the total compensation expense not yet recognized for both the 2014 Plan and 2014 ESPP was $32.2 million and is currently estimated to be expensed through the year 2025. This expense will be amortized on a straight-line basis over a weighted average period of 2.4 years and will be adjusted for subsequent forfeitures.
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
The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock options	3,242	3,073	3,242	3,073
Market-based performance stock options	427	427	427	427
Restricted stock units	540	484	540	484
Performance stock units	277	173	277	173
Employee stock purchase plan shares	59	72	59	72
Stock issuable upon conversion of convertible notes	6,309	6,309	6,309	6,309
	10,854	10,538	10,854	10,538
The Company uses the if-converted method for calculating any potentially dilutive effects of the Convertible Notes. The Company did not adjust the net loss for the three and nine months ended September 30, 2021 and 2020 to eliminate any interest expense related to the Convertible Notes (see Note 9) in the computation of diluted loss per share, or calculate the potential common shares from conversion, as the effects would have been anti-dilutive. The shares presented above represent the maximum number of convertible shares which can be issued subject to the make-whole increase to the conversion rate upon certain events.

9.    Long-Term Debt

Convertible Notes
On May 11, 2020, in order to finance the Company’s commercial activities as well as for general corporate purposes, the Company entered into a Facility Agreement (the “Facility Agreement”) by and among the Company, as borrower, and Deerfield Partners, L.P. (“Deerfield”), as agent for itself and the lenders, providing for the issuance and sale by the Company to Deerfield of $65.0 million of principal amount of 4.0% unsecured senior convertible notes (the “Convertible Notes”) upon the terms and conditions set forth in the Facility Agreement. The $65.0 million principal amount of the Convertible Notes is not payable until the maturity date of May 9, 2025, unless earlier converted or redeemed. The Convertible Notes are convertible into shares of the Company’s common stock, at a conversion rate of 64.3501 shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of $15.54. The net proceeds from the sale of the Convertible Notes were approximately $61.8 million after deducting the expenses payable by the Company.
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
As of September 30, 2021 and December 31, 2020, the net carrying amount of the Convertible Notes recorded within long-term debt on the condensed consolidated balance sheets was as follows:

	September 30, 2021	December 31, 2020
Outstanding principal amount of convertible notes	$65,000	$65,000
Unamortized debt discount and transaction costs	(3,720)	(4,398)
Fair value of embedded derivatives	15,769	3,048
Convertible notes, net	$77,049	$63,650
The convertible debt discount and transaction costs are being amortized to expense over the term of the Notes. For the three and nine months ended September 30, 2021, the accretion of the convertible debt discount and amortization of debt issuance costs was $0.2 million and $0.7 million, respectively, compared to $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and was included in interest expense in the condensed consolidated statements of operations. The accrued interest on the outstanding principal of $65.0 million was $0.7 million as of both September 30, 2021 and December 31, 2020, respectively, and was included in other current liabilities on the condensed consolidated balance sheets.
The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate as well as a convertible lattice model for the embedded features. As of September 30, 2021, the fair value of the Company’s Convertible Notes was $133.7 million.
Deerfield Term Loans
On July 22, 2021, the Company entered into an additional agreement with Deerfield, providing for the issuance and sale by the Company to Deerfield of senior secured loans of an aggregate principal of up to $60.0 million (the “Deerfield Loans”). The Deerfield Loans will mature on July 22, 2026, unless earlier repaid or accelerated. The agreement provides for the disbursement of the Deerfield Loans in three tranches of $20.0 million, with the initial tranche disbursed on the Closing Date, the second tranche to be disbursed at the option of the Company on the earlier of the date of any prepayment of the remaining

Fiagon acquisition payments and September 15, 2022, and the third tranche to be disbursed at the option of the Company on the earlier of the date of any prepayment of the remaining Fiagon acquisition payments and September 15, 2023.
The Deerfield Loans bear interest at 7.5% per annum, payable quarterly in arrears on October 15, January 15, April 15, and July 15 of each year, commencing October 15, 2021. The Company's obligations under the Deerfield Loans are required to be guaranteed by all of its existing and future subsidiaries (other than certain excluded and immaterial subsidiaries). The Company’s and each subsidiary guarantor’s obligations under the Deerfield Loans and agreement are secured by substantially all of the Company’s and each subsidiary guarantor’s assets, which includes springing control of the Company’s primary deposit and security accounts pursuant to a Deposit Account Control Agreement and Security Account Control Agreement. Deerfield has the ability to exercise exclusive control of these accounts by providing a Notice of Exclusive Control in response to an event of default. As of September 30, 2021, no such notice has been received as the Company was in full compliance with the terms of the Deerfield Loans. The Deerfield Loans will not be permitted to be prepaid prior to 30 months after the Closing Date (the “No Call Date”), except in connection with a change of control.
The Company will have the right, but not the obligation, to prepay the Deerfield Loans at any time after the No Call Date, together with accrued and unpaid interest on the principal amount prepaid, plus an exit fee equal to 1.75% of the principal amount of the Deerfield Loans to be prepaid, plus a prepayment premium equal to (a) 0.75% of the principal amount of the Deerfield Loans to be prepaid, if such prepayment occurs after the No Call Date but on or prior to the fourth anniversary of the Closing Date and (b) 0.50% of the principal amount of the Deerfield Loans to be prepaid, if such prepayment occurs after the fourth anniversary of the Closing Date but prior to the fifth anniversary of the Closing Date; provided that upon any prepayment in connection with a change of control, in lieu of such prepayment premium and the exit fee, the Company will be required to pay a prepayment premium equal to 9.75% of the principal amount being prepaid and the principal amount of any prepayments made within three months of such change of control (the “Change of Control/Acceleration Premium”). The Change of Control/Acceleration Premium is also payable upon any acceleration of the Deerfield Loans upon an event of default. In addition, if a change of control occurs, the Company enters into any definitive agreement the consummation of which would result in a change of control of the Company or announces any prospective change of control, in each case within three months of any prepayment or prepayment in full of the Deerfield Loans prior to the maturity date, then, upon the consummation of such change of control, the Company will be required to pay an additional amount equal to the Change of Control/Acceleration Premium applicable to the principal amount of Deerfield Loans prepaid within three months of such change of control, less any prepayment premiums and exit fees paid in connection with such prior prepayments.
The Company is subject to a number of affirmative and restrictive covenants pursuant to the agreement, including covenants regarding minimum cash and minimum revenue, compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other indebtedness and transactions with affiliates, among other covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Deerfield Loans contain certain specified events of default, the occurrence of which would entitle the holders of the Deerfield Loans to immediately demand repayment of all outstanding principal and accrued interest on the Loans, together with a prepayment premium equal to 9.75% of the outstanding principal amount of the Deerfield Loans to be prepaid. Such events of default include, among others, failure to make any payment under the Loans when due, failure to observe or perform any covenant under the Facility Agreement or the other transaction documents related thereto (subject in certain cases to specified cure periods), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company, a material default by the Company under other indebtedness, and the occurrence of a change of control.
As of September 30, 2021, the net carrying amount of the Deerfield Loans recorded within long-term debt on the condensed consolidated balance sheets was as follows:

September 30, 2021
Outstanding principal amount of loans	$20,000
Unamortized debt discount and transaction costs	(402)
Accrued exit fee	14
Deerfield loans, net	$19,612

The debt discount and transaction costs associated with the Deerfield Loans are being amortized to interest expense over the term of the Deerfield Loans. For the three months ended September 30, 2021, the accretion of the debt discount and amortization of debt issuance costs was immaterial. The accrued interest on the outstanding principal of $20.0 million as of September 30, 2021 was $0.3 million and was included in other current liabilities on the condensed consolidated balance sheets. As of September 30, 2021, the fair value of Deerfield Loans approximated its carrying value.
Medtronic Financing
On September 25, 2021, the Company entered into a financing arrangement with Medtronic (the “Medtronic Financing”), providing for unsecured subordinated loans of an aggregate principal amount of up to $75.0 million to the Company upon the terms and conditions of the Medtronic Financing. The Medtronic Financing will mature one hundred eighty (180) days following the earlier of (x) the Maturity Date of the Deerfield Loans and (y) the date on which the Deerfield Loans have been fully paid in cash and are terminated, unless earlier repaid or accelerated. The Medtronic Financing provides for the draw of funds by the Company in up to five tranches of $15.0 million, with a tranche permitted to be drawn each fiscal quarter beginning with the first draw which occurred during the three months ended September 30, 2021.
The Medtronic Financing accrues interest at 5% per annum with accrued interest to be paid at maturity. The Company’s obligations under the Medtronic Financing are required to be guaranteed by all of its existing and future subsidiaries (other than certain excluded and immaterial subsidiaries). The Medtronic Financing may be prepaid in part or in full prior to maturity without any penalty or premium. Further, the Medtronic Financing may no longer be due and payable upon a termination in accordance with the Merger Agreement.
The Company is subject to a number of affirmative and restrictive covenants pursuant to the Medtronic Financing, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness and prepayments of other indebtedness and transactions with affiliates, among other covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Medtronic Financing contains certain specified events of default, the occurrence of which would entitle Medtronic to immediately demand repayment of all outstanding principal and accrued interest on the Medtronic Financing. Such events of default include, among others, failure to make any payment under the Deerfield Loans when due, failure to observe or perform any covenant under the Medtronic Financing or the other transaction documents related thereto (subject in certain cases to specified cure periods), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company, a material default by the Company under other indebtedness, and the occurrence of a change of control.
As of September 30, 2021, the Medtronic Financing net carrying amount of $15.0 million was recorded within long-term debt on the condensed consolidated balance sheets. The fair value of the Medtronic Financing approximates its carrying value as of September 30, 2021.
10.    Commitments and Contingencies
Retention Bonus Program
On September 1, 2021, the Compensation Committee of the Company’s Board of Directors approved the implementation of a retention program that covers substantially all employees of the Company. The program provides for the payment of up to $15.0 million, payable in cash. The amounts of the payments related to this program will depend on the timing of the anticipated Merger. The Company is currently recognizing program costs in its condensed consolidated financial statements ratably over the period of service from September 1, 2021 through July 31, 2022. During the three months ended September 30, 2021, total costs for the retention plans were $1.9 million. As of September 30, 2021, accrued retention bonuses payable of $1.9 million was presented in accrued compensation on the condensed consolidated balance sheets.
Litigation
The Company may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in the Company’s estimation, it may record reserves in its financial statements for pending litigation and other claims.
Yaron vs. Intersect ENT, Inc.
On May 15, 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled Yaron v. Intersect ENT, Inc., et al.,Case No. 4:19-

cv-02647, against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorney’s fees. The Court appointed the lead plaintiff and set a schedule for initial motions and pleadings. By order dated June 19, 2020, the Court granted the Company’s motion to dismiss the amended complaint with leave to amend. On July 29, 2020, the plaintiff filed a second amended complaint. The Company moved to dismiss the second amended complaint on September 18, 2020. By order dated January 22, 2021, the Court granted the Company’s motion to dismiss the second amended complaint with leave to amend. Although the Company continues to believe this lawsuit is without merit, on March 4, 2021, the Company agreed with the plaintiff to a settlement-in-principle that, if approved, will resolve the litigation in its entirety. The plaintiff filed its motion for preliminary approval of the proposed settlement on May 14, 2021. On June 22, 2021, the Court granted the plaintiff's motion for preliminary approval and set a final settlement approval hearing for October 22, 2021, which was subsequently rescheduled to November 5, 2021. During the three months ended September 30, 2021, the Company funded an escrow account with its anticipated settlement costs associated with this lawsuit of $0.3 million.
Stockholder Litigation Related to the Merger

Beginning on September 1, 2021, seven civil actions were filed challenging the adequacy of certain public disclosures made by the Company concerning the Merger with Medtronic. On September 1, 2021, Elaine Wang, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned Elaine Wang v. Intersect ENT, Inc., et al., Case No. 1:21-cv-7348, against the Company and current members of its Board of Directors (the “Wang Complaint”). On September 9, 2021, Marc Waterman, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned Marc Waterman v. Intersect ENT, Inc., et al., Case No. 1:21-cv-7552, against the Company and current members of its Board of Directors (the “Waterman Complaint”). On September 15, 2021, Carla Lawson, a purported stockholder of the Company, commenced an action in the United States District Court for the Northern District of California, captioned Carla Lawson v. Intersect ENT, Inc., et al., Case No. 3:21-cv-7150, against the Company, five members of its current Board of Directors, and one former member of its Board of Directors (the “Lawson Complaint”). On September 22, 2021, Brian Jones, a purported stockholder of the Company, commenced an action in the United States District Court for the District of Delaware, captioned Brian Jones v. Intersect ENT, Inc., et al., Case No. 1:21-cv-1339, against the Company and current members of its Board of Directors (the “Jones Complaint”). On September 23, 2021, two other purported stockholders of the Company filed lawsuits against the Company and current members of its Board of Directors: Richard Lawrence commenced an action in the United States District Court for the Northern District of California, captioned Richard Lawrence v. Intersect ENT, Inc., et al., Case No. 3:21-cv-7405 (the “Lawrence Complaint”); and Alex Ciccotelli commenced an action in the United States District Court for the Eastern District of Pennsylvania, captioned Alex Ciccotelli v. Intersect ENT, Inc., et al., Case 2:21-cv-4202 (the “Ciccotelli Complaint”). On September 29, 2021, Michael Kent, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned Michael Kent v. Intersect ENT, Inc., et al., Case No. 1:21-cv-8066, against the Company and current members of its Board of Directors (the “Kent Complaint,” collectively with the Wang Complaint, Waterman Complaint, Lawson Complaint, Jones Complaint, Lawrence Complaint, and Ciccotelli Complaint, the “Merger Complaints”). The Merger Complaints assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and seek, among other things, an injunction preventing consummation of the proposed transaction with Medtronic, rescission of the proposed transaction or rescissory damages in the event it is consummated, declaratory relief, an accounting by the defendants for all damages caused to the plaintiffs, and the award of attorneys’ fees and expenses.

The Company believes the claims asserted in the Merger Complaints are without merit and denies any wrongdoing in connection with the statements made by the Company concerning the Merger with Medtronic. However, as set forth below, the Merger Complaints have all been dismissed:

•On October 1, 2021, Elaine Wang dismissed the Wang Complaint with prejudice;
•On October 5, 2021, Michael Kent dismissed the Kent Complaint without prejudice;
•On October 7, 2021, Brian Jones dismissed the Jones Complaint without prejudice;
•On October 12, 2021, Marc Waterman dismissed the Waterman Complaint without prejudice, and Alex Ciccotelli dismissed the Ciccotelli Complaint without prejudice; and
•On October 13, 2021, Carla Lawson dismissed the Lawson Complaint without prejudice, and Richard Lawrence dismissed the Lawrence Complaint without prejudice.

Additional lawsuits may be filed against the Company or its directors and offers in connection with the Merger. Defending such lawsuits could require the Company to incur significant costs and divert the attention of management. Such legal proceedings could delay or prevent the closing of the Merger from occurring within the contemplated timeframe. The Company cannot predict the outcome of any lawsuit that might be filed subsequent to the date of filing this Quarterly Report on Form 10-Q and cannot reasonably estimate the possible losses with respect to these matters.

11.    Income Taxes
The provision for income taxes in the periods presented is based upon the loss before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for income tax (benefit)	$(444)	$—	$(1,306)	$—

The Company’s income tax benefit for the three and nine months ended September 30, 2021 was primarily related to the deferred taxes in foreign jurisdictions.
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
As of September 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.

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
In October 2020, we acquired Fiagon AG Medical Technologies (“Fiagon”), a global leader of electromagnetic surgical navigation solutions with an expansive portfolio of ENT product offerings, including the VenSure sinus dilation platform (“VenSure”) and CUBE Navigation System (“CUBE”), and instruments that complement our PROPEL and SINUVA sinus implants across all settings of care and extend our geographic reach. The VenSure products received 510(k) clearance in August 2020 and the latest version of the CUBE Navigation System received 510(k) clearance in July 2021. In addition, some of the Fiagon products are registered in other countries including in Asia Pacific and South America.

While our primary commercial focus is the U.S, we are also expanding the global reach of our products. Our commercialization strategy will consider several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. For the PROPEL family of products, our initial focus is on Germany and the United Kingdom, where we are working to build our capabilities and develop the market. Going forward, we will continue to assess our capability to penetrate additional markets in Europe, Asia Pacific and Japan.
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
•PROPEL Contour, designed to facilitate treatment of the frontal and maxillary sinus ostia, or openings, of the dependent sinuses in procedures performed in both the operating room and in the physician office setting of care. PROPEL Contour’s lower profile, hourglass shape and malleable delivery system are designed for use in the narrow and difficult to access sinus ostia. PROPEL Contour is approved for use in the frontal and maxillary sinus openings in the U.S. and for use in the frontal sinus opening in the European Union (“EU”).
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

Pending Acquisition
On August 6, 2021 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota Corporation and wholly-owned subsidiary of Medtronic public company limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into Intersect ENT (the “Merger”), with Intersect ENT surviving the Merger as a wholly-owned subsidiary of Medtronic. On October 8, 2021, our stockholders adopted the Merger Agreement at a special meeting of our stockholders.
Under the terms of the Merger Agreement, Medtronic will acquire all outstanding shares of our common stock in exchange for consideration of $28.25 per share in cash. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement provides Medtronic and us with certain termination rights and, under certain circumstances, may require that Medtronic or we pay a termination fee.
Impact of the COVID-19 Pandemic
Prior to the COVID-19 pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined towards the end of the first quarter of 2020 and throughout the second quarter as the various COVID-19 restrictions were implemented and remained in effect. We began to see meaningful change in the business environment towards the end of May of 2020 with increased procedure volumes as select areas of the country emerged from shelter-in-place orders and restrictions on elective medical procedures were eased. This trend continued in June and throughout the remainder of 2020 as well as 2021 to date as we continued to see improvements in the elective procedure market. Our business has been and will be impacted by patients’ decisions to undergo sinus surgeries and as ENT ASC and office procedure volumes begin to recover. We continue to remain flexible in our approach to continuing our operations in light of developing laws and restrictions surrounding the COVID-19 pandemic. While the second half of 2020 and first nine months of 2021 have provided an improving business environment, the COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe and may impact our operations and financial results.
Components of Our Results of Operations
Revenue
We have derived our revenue almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018, as well as sales of CUBE and VenSure products beginning in the fourth quarter of 2020 with the acquisition of Fiagon. While our business has been and may continue to be impacted by hospitals suspending elective surgical procedures and reduced ENT office visits for an extended period of time, we anticipate continued revenue growth during the remainder of 2021, based on the increased elective procedure volumes and enrollment trends towards the end of 2020 and first nine months of 2021. Once the disruption from the COVID-19 pandemic subsides, we expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. Revenue from SINUVA is recognized net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known. In addition to standalone sales of CUBE and VenSure products, from time to time, we enter into lease arrangements of CUBE navigation equipment with certain qualified customers in connection with commitments to purchase VenSure and other consumable products to accompany the use of the equipment. Leases have terms that generally range from 24 to 48 months and are usually collateralized by a security interest in the underlying assets. Lease arrangements transfer the ownership or provide the customer with a right to purchase the system leased at the end of the lease term.
We have derived our revenue predominantly from within the United States and no single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2021 and 2020.
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
Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs, product mix, and average selling prices. Toward the end of the first quarter and throughout the second quarter of 2020, manufacturing costs were negatively impacted by the mandatory shelter-in-place order in effect in San Mateo County, California, which prevented us from using our manufacturing facility, as well as our decision to suspend production until the third quarter of 2020. Production resumed during the third quarter of 2020, but below normal capacity, and was at normal capacity thereafter. We charge idle facility costs to cost of goods sold in the period incurred. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as, and to the extent, production volume decreases.
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
Interest Expense
Interest expense consists primarily of the interest expense, accretion expense of debt discounts, and amortization of debt issuance costs associated with debt facilities, as well as imputed interest on the carrying value of deferred acquisition related consideration.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, changes in the fair value of embedded derivatives, transactions costs incurred outside the ordinary course of business related to business combinations and our capital structure, changes in the fair value of foreign currency forward contracts and the effects of foreign exchange, including on the carrying value of our deferred acquisition related consideration.

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
We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2021, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Accounting Pronouncements
See Note 2 of the condensed consolidated financial statements under the heading “Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the nine months ended September 30, 2021.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, expect percentages)
Revenue	$24,400	$22,720	$76,077	$52,326
Cost of sales	5,087	7,845	21,874	21,612
Gross profit	19,313	14,875	54,203	30,714
Gross margin	79.2%	65.5%	71.2%	58.7%
Operating expenses:
Selling, general and administrative	29,473	21,702	86,281	67,399
Research and development	6,719	4,551	19,449	13,715
Total operating expenses	36,192	26,253	105,730	81,114
Loss from operations	(16,879)	(11,378)	(51,527)	(50,400)
Interest expense	(1,760)	(886)	(4,544)	(1,372)
Other income (expense), net	(13,654)	799	(13,716)	(350)
Loss before income taxes	(32,293)	(11,465)	(69,787)	(52,122)
Provision for income tax (benefit)	(444)	—	(1,306)	—
Net loss	(31,849)	(11,465)	$(68,481)	$(52,122)
Comparison of the Three and Nine Months ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended		Nine Months Ended
					Change ($)	Change (%)	Change ($)	Change (%)
	2021	2020	2021	2020	2021 to 2020	2021 to 2020	2021 to 2020	2021 to 2020
(in thousands, except percentages)
PROPEL family of products	$20,870	$21,051	$64,371	$49,622	$(181)	(1)%	$14,749	30%
SINUVA	1,980	1,669	7,101	2,704	311	19%	4,397	163%
VenSure, CUBE, and Accessories	1,550	—	4,605	—	1,550	N/A	4,605	N/A
	$24,400	$22,720	$76,077	$52,326	$1,680	7%	$23,751	45%
Revenue increased by $1.7 million, or 7%, to $24.4 million during the three months ended September 30, 2021, compared to $22.7 million during the three months ended September 30, 2020, and increased by $23.8 million, or 45%, to $76.1 million during the nine months ended September 30, 2021, compared to $52.3 million during the nine months ended September 30, 2020. The increase in revenue for the three months ended September 30, 2021 was due to a 19% increase in SINUVA sales, partially offset by a 1% decline in PROPEL sales. The increase in revenue for the nine months ended September 30, 2021 was due to a 30% increase in PROPEL sales and a significant increase in SINUVA sales. PROPEL revenue for the three months ended September 30, 2021 remained fairly consistent with the comparative period. The increase in PROPEL revenue for the nine months ended September 30, 2021 resulted from a 27% increase in unit sales and a 2% increase in average selling price. The increase in unit sales for PROPEL was driven by a recovery in demand from the comparative period due to the impact of the COVID-19 pandemic as certain areas of the United States resumed elective procedures. SINUVA unit sales increased by 13% and 138% during the three and nine months ended September 30, 2021, and average selling price increased 5% and 10% per unit compared to the three and nine months ended September 30, 2020, respectively. The increase in unit sales for SINUVA for both periods was due to the recovery in demand from the comparative period due to the impact of the COVID-19 pandemic, in addition to improvements in reimbursement, continued adoption of the technology, and the ongoing shift of procedures from hospitals and ASC to the physician office setting of care. SINUVA sales also benefited from the expansion of our Market Access infrastructure and the addition and expansion of our distributor relationships during the year ended December 31, 2020. Furthermore, revenue for the three and nine months ended

September 30, 2021 also included $1.6 million and $4.6 million, respectively, of sales from the CUBE navigation equipment, instruments and accessories, and VenSure sinus dilation balloons.
Based on current elective procedure volumes and enrollment trends, as well as the acquisition of Fiagon, we expect revenue growth for the full year 2021 compared to the prior year. While we cannot predict the extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we believe that a recovery in procedures will continue, and that most patients will return for treatment.
Cost of Sales and Gross Margin
Cost of sales decreased by $2.8 million, or 35%, to $5.1 million during the three months ended September 30, 2021, compared to $7.8 million during the three months ended September 30, 2020, and increased by $0.3 million, or 1%, to $21.9 million during the nine months ended September 30, 2021, compared to $21.6 million during the nine months ended September 30, 2020. The decreased cost of sales for the three months ended September 30, 2021 was primarily due to the favorable impact of lower per unit manufacturing costs as a result of higher production volumes due to a recovery in demand as elective surgeries resumed following easing of COVID-19 pandemic restrictions and to build additional safety stock. The decrease was offset by amortization of intangible assets, production and obsolescence related period costs, and project costs. The increase for the nine months ended September 30, 2021 was due to increased product sales resulting from a recovery in demand as elective procedures resumed following easing of COVID-19 pandemic restrictions, amortization of intangible assets, production and obsolescence related period costs, and project costs. The increase was offset by approximately $1.9 million of charges related to the impacts of COVID-19 incurred in the prior period which were not incurred during the current periods as production volumes returned to normal capacity.
Gross margin for the three months ended September 30, 2021, increased to 79.2%, compared to 65.5% for the three months ended September 30, 2020, and increased to 71.2% for the nine months ended September 30, 2021, compared to 58.7% for the nine months ended September 30, 2020. The increases for both periods were attributable to the favorable impact of lower per unit manufacturing costs. In addition, the increase for the nine months ended September 30, 2021 was due to approximately $1.9 million of charges related to the impacts of COVID-19 incurred in the prior period which were not incurred during the current periods as production volumes returned to normal capacity, as well as valuation charges for obsolete inventory. The increases were offset in part by amortization of intangible assets, production and obsolescence related period costs, and project costs, collectively representing approximately 3% of revenues for both the three and nine months ended September 30, 2021, respectively.
Consistent with the expected increase in procedure volumes in 2021, we anticipate that there will be revenue growth for the full year 2021 compared to the prior year. With the expected increase in demand and our operation at full capacity, we do not expect idle facility expense to be incurred in 2021. However, idle facility expense could still be incurred in future periods until the current crisis subsides. In addition, once adequate safety stock levels are established, we expect per unit manufacturing costs and gross margins to normalize. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact the cost of sales and gross margin for our products beyond the second quarter of 2022.
Selling, General and Administrative Expenses
SG&A expenses increased by $7.8 million, or 36%, to $29.5 million during the three months ended September 30, 2021, compared to $21.7 million during the three months ended September 30, 2020, and increased by $18.9 million, or 28%, to $86.3 million during the nine months ended September 30, 2021, compared to $67.4 million during the nine months ended September 30, 2020. The increases in SG&A expenses for the three and nine months ended September 30, 2021 were primarily due to increased commissions from increased sales, increases in headcount as compared to the prior period as a result of increased sales and marketing and other activities following the easing of COVID-19 pandemic related restrictions, the accrual of retention bonuses, and incremental SG&A expense as a result of the acquisition of Fiagon. Additionally, for the nine months ended September 30, 2021, the increase was due to $0.7 million of impairment expense related to certain property, equipment, and intangible assets, transaction costs associated with the proposed Merger, as well as costs associated with the ongoing integration of Fiagon of $1.9 million, which consisted largely of professional fees.
We will continue to monitor our SG&A expenses in light of the uncertainties related to the COVID-19 pandemic; however, we will still continue to support our customers, physicians and patients and will continue to incur additional SG&A expenses as a result of the acquisition of Fiagon.

Research and Development Expenses
R&D expenses increased by $2.2 million, or 48%, to $6.7 million during the three months ended September 30, 2021, compared to $4.6 million during the three months ended September 30, 2020, and increased by $5.7 million, or 42%, to $19.4 million during the nine months ended September 30, 2021, compared to $13.7 million during the nine months ended September 30, 2020. The increases in R&D expenses were primarily due to increased headcount and related expenses as a result of the acquisition of Fiagon and compared to the prior periods as a result of cost reduction measures taken in prior periods in response to the pandemic, and the accrual of retention bonuses, as well as professional fees pertaining to R&D projects in the current periods.
We will continue to monitor our R&D expenses in light of the uncertainty related to the COVID-19 pandemic; however, we will continue to incur additional R&D expense as a result of the acquisition of Fiagon and fees pertaining to R&D projects in order to continue to grow our business.
Interest Expense
Interest expense was $1.8 million and $4.5 million for the three and nine months ended September 30, 2021 compared to $0.9 million and $1.4 million for the three and nine months ended September 30, 2020. Interest expense for the three months ended September 30, 2021 was attributable to Convertible Notes interest, imputed interest on deferred payments for the acquisition of Fiagon, as well as Deerfield Term Loans interest, while interest expense during the three and nine months ended September 30, 2020 only pertained to Convertible Notes interest, including a partial quarter of interest expense on the Convertible Notes as they were entered into during May 2020.
Other Income (Expense), Net
Other income (expense), net, decreased by $14.5 million to other expense of $13.7 million during the three months ended September 30, 2021, compared to other income of $0.8 million during the three months ended September 30, 2020, and decreased by $13.4 million to other expense of $13.7 million during the nine months ended September 30, 2021, compared to other expense of $0.4 million during the nine months ended September 30, 2020. The decreases in other income (expense), net during the three and nine months ended September 30, 2021 were primarily attributable to an increase in fair value of our embedded derivative liability as the probability of triggering events increased significantly due to the pending acquisition with Medtronic, as well as the overall effects of foreign exchange remeasurement.
Provision for Income Tax Benefit
Provision for income tax benefit amounts of $0.4 million and $1.3 million for the three and nine months ended September 30, 2021 were attributable to the foreign deferred tax impact associated with foreign operations. There were no similar benefits in the comparative periods.
Liquidity and Capital Resources
Overview
As of September 30, 2021, we had cash, cash equivalents, short-term investments, and restricted cash of $99.0 million, compared to cash, cash equivalents, short-term investments, and restricted cash of $105.5 million as of December 31, 2020.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(43,754)	$(25,054)
Investing activities	50,604	(4,653)
Financing activities	39,568	65,946
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(278)	—
Net increase in cash, cash equivalents, and restricted cash	$46,140	$36,239

Net Cash Used in Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $43.8 million, consisting primarily of a net loss of $68.5 million and an increase in net operating assets of $8.2 million, offset by non-cash charges of $32.9 million. The net loss is primarily attributable to the ongoing funding of our sales, marketing and product development activities in order to attain future growth, as well as transaction costs principally associated with the Medtronic merger agreement. The non-cash charges primarily consisted of stock-based compensation expense, change in fair value of embedded derivatives, the impacts of foreign exchange, impairment of property, equipment, and intangible assets, as well as depreciation and amortization expense. The increase in net operating assets is primarily attributable to an increase in inventory, prepaid expenses and other assets, accounts receivable as well as a decrease in other liabilities, partially offset by an increase in accounts payable and accrued compensation due to accrual of retention bonuses.
During the nine months ended September 30, 2020, net cash used in operating activities was $25.1 million, consisting primarily of a net loss of $52.1 million, offset by a decrease in net operating assets of $11.1 million, and non-cash charges of $15.9 million. The net loss is primarily attributable to the ongoing funding of our sales, marketing and product development activities in order to attain future growth. The non-cash charges primarily consisted of stock-based compensation expense, change in fair value of embedded derivatives, and depreciation and amortization expense. The decrease in net operating assets is primarily attributable to a decrease in accounts receivable due to collections and a decrease in inventory due to the temporary suspension of our manufacturing activities. The decrease was partially offset by a decrease in accrued compensation due to the payout of annual corporate bonuses.
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2021, net cash provided by investing activities was $50.6 million, consisting of net maturities of short-term investments of $52.1 million, partially offset by purchases of property and equipment of $1.5 million.
During the nine months ended September 30, 2020, net cash used in investing activities was $4.7 million, consisting of net purchases of short-term investments of $38.7 million and purchases of property and equipment of $0.7 million, partially offset by proceeds from the sale of short-term investments of $34.8 million.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $39.6 million, consisting of net proceeds from debt financing of $34.6 million as well as $5.0 million of net proceeds from common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
During the nine months ended September 30, 2020, net cash provided by financing activities was $65.9 million, consisting of net proceeds from the issuance of convertible debt of $61.8 million and $4.1 million of net proceeds from common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
Liquidity
Based on our current expectations of the operating environment in 2021 and 2022, as well as the term loan financing obtained from Deerfield in July 2021 and the Medtronic Financing obtained in September 2021, we believe we have adequate cash and other resources to operate for at least twelve months from the issuance of this Quarterly Report on Form 10-Q, including funding our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt, and lease payments. However, the extent to which the COVID-19 pandemic may continue to materially adversely impact our liquidity is uncertain.
Our obligations under the Deerfield Loans are secured by substantially all of our assets, which includes springing control of our primary deposit and security accounts pursuant to a Deposit Account Control Agreement and Security Account Control Agreement. Deerfield has the ability to exercise exclusive control of these accounts by providing a Notice of Exclusive Control in response to an event of default. As of September 30, 2021, no such notice has been received as we were in full compliance with the terms of the Deerfield Loans.
Under the terms of the Purchase Agreement for the acquisition of Fiagon totaling €62.5 million, we made an initial €15.0 million ($17.6 million) payment upon closing in October 2020 and will make three annual payments of €15.0 million in each October of the subsequent three years, of which one annual payment of €15.0 million plus an estimated €2.5 million purchase price adjustment was paid in October 2021. In accordance with the terms of the Purchase Agreement, we were required to place

$17.5 million (€15.0 million) in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month’s five-day trailing exchange rate.
If the proposed Merger with Medtronic is not executed and our current sources of liquidity are insufficient, we may seek to raise additional capital. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Any additional capital that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
On July 22, 2021, we entered into a facility agreement with Deerfield providing for the issuance and sale by our company to Deerfield of senior secured loans (the “Deerfield Loans”) of an aggregate principal $60.0 million in three tranches, with the initial tranche disbursed on the initial closing date, the second tranche to be disbursed on the earlier of the date of any prepayment of the remaining Fiagon acquisition payments and September 15, 2022, and the third tranche to be disbursed on the earlier of the date of any prepayment of the remaining Fiagon acquisition payments and September 15, 2023. The Deerfield Loans will mature on July 22, 2026 unless earlier repaid or accelerated, and have an exit amount equal to 1.75% of the principal amount of the Loans. The Deerfield Loans bear interest at 7.5% per annum, payable quarterly in arrears on October 15, January 15, April 15, and July 15 of each year, commencing October 15, 2021.
On September 1, 2021, the Compensation Committee of our Board of Directors approved the implementation of a retention program that covers substantially all of our employees. The program is estimated to cost approximately $15.0 million, payable in cash. The amounts of the payments related to this program will depend on the timing of the anticipated Merger.
On September 25, 2021, we entered into a financing agreement (the “Medtronic Financing”) with Medtronic providing for the issuance and sale by our company to Medtronic of unsecured subordinated loans of an aggregate principal amount of up to $75.0 million in up to five tranches of $15.0 million per quarter, with the initial tranche disbursed upon closing. The Medtronic Financing accrues interest at 5% per annum with accrued interest to be paid at maturity.
Apart from the items noted above, our contractual obligations as of September 30, 2021, have not materially changed outside the ordinary course of business from December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk as of September 30, 2021, has not materially changed from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2020, except as follows:
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to the $65.0 million of principal amount of Convertible Notes, bearing interest at 4.0% per annum with interest payable quarterly, $60.0 million of principal amount of Deerfield Loans, bearing interest at 7.5% per annum with interest payable quarterly, and $75.0 million of principal amount of Medtronic Financing, bearing interest at 5.0% per annum with interest payable at maturity. The Convertible Notes will mature on May 9, 2025, unless earlier converted or redeemed in accordance with their terms. The Deerfield Loans will mature on July 22, 2026, unless earlier repaid or accelerated, and the Medtronic Financing will mature 180 days following the earlier of (i) the Maturity Date of the Deerfield Loans and (ii) the date on which the Deerfield Loans have been fully paid in cash. As of September 30, 2021, the entire principal amount of the Convertible Notes was outstanding as well as $0.7 million in accrued interest. In addition, $20.0 million of the Deerfield Loans was outstanding with $0.3 million in accrued interest, and $15.0 million of the Medtronic Financing was outstanding. For our various debt instruments, any changes in market interest rates will generally affect the fair value of the instrument, but not our earnings or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•A track record of adequate coverage and reimbursement is important for sales of our products in the physician office setting of care. Inadequate coverage and negative reimbursement policies for our products could affect their adoption and our future revenue.
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
•Our debt obligations under our facility agreements with Deerfield and Medtronic could impair our financial condition and limit our operating flexibility.
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
We are a medical technology company that provides products used primarily for ENT elective procedures. As a result of COVID-19, numerous state and local jurisdictions have imposed shelter-in-place orders, and federal medical, health and safety governmental organizations, like the Centers for Disease Control (“CDC”) and the Centers for Medicare and Medicaid Services (“CMS”) have issued guidelines which have led to, among other measures, the severe limitation or curtailment of elective procedures. Although certain measures have been relaxed, increases in the rate of COVID-19 cases may cause a tightening of these restrictions. We cannot predict when federal, state and local governments will lift these restrictions, nor when the CDC and other federal medical agencies will lift restrictions on elective procedures. These restrictions have caused, and we expect will continue to cause, severe reductions in demand for our products and corresponding sales revenue until the pandemic abates and the shelter-in-place orders are lifted, and perhaps afterwards as people take time to resume normal activities.
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

On August 6, 2021 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, a Minnesota corporation and wholly-owned subsidiary of Medtronic public limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into our company (the “Merger”), with our company surviving the Merger as a wholly-owned subsidiary of Medtronic. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

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

The Merger with Medtronic is subject to a number of conditions, including, among other things, (i) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other governmental bodies, (ii) the absence of any “material adverse effect” on us occurring after the date of the Merger Agreement that is continuing, (iii) the absence of any legal restraints prohibiting the

Merger, (iv) the absence of certain legal proceedings brought by a governmental entity relating to the Merger, and (v) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the closing of the Merger). There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all. If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

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
We have incurred net losses since our inception in 2003. We incurred net losses of $68.5 million for the nine months ended September 30, 2021, and $72.3 million and $43.0 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $371.6 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements, and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
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
A track record of adequate coverage and reimbursement is important for sales of our products in the physician office setting of care. Inadequate coverage and negative reimbursement policies for our products could affect their adoption and our future revenue.
We are early in our commercialization of SINUVA for use in the physician office setting of care. CMS approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. We applied to CMS in September 2020 and asked to separate the J7401 code from SINUVA and PROPEL. In January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms” and attached an average selling price (“ASP”) to the code. The new PROPEL and SINUVA codes took effect April 1, 2021. We have limited experience with these reimbursements and do not know how effective these approaches will be over time in securing reimbursement from payors to cover the cost of SINUVA or if the level of reimbursement will be sufficient to support usage. While the reimbursement codes are used for submission of claims for reimbursement, the payment is determined by and at the discretion of the payor. Reimbursement related factors that will impact adoption of SINUVA, and may change at any time, include:
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
Our PROPEL family of products are used primarily in the operating room setting in hospitals and ASC where the cost of these products is paid for out of the reimbursed facility fee associated with sinus surgery. Should this fee be reduced by commercial payors or government agencies or should the occurrence of procedures shift significantly to lower cost centers of care with lower reimbursement, our ability to sell our PROPEL family of products may be limited. At present, there is very little usage of PROPEL products in the physician office setting of care because sinus surgery is more typically performed in the operating room and because there is limited reimbursement for the PROPEL family of products available in the physician office setting of care. While there are a few payors that may provide such coverage, that can change, and the majority of payors consider this usage experimental and investigational and therefore would not cover reimbursement claims.
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
•our company or investigators fail to comply with applicable regulations;
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
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and
•the data collection from clinical studies of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere.
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
In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payments Sunshine Act that imposes annual reporting requirements on device and pharmaceutical manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Effective January 1, 2021, applicable manufacturers will also be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Manufacturers are required to report to CMS the detailed payment and transfers of value data and submit legal attestation to the accuracy of such data by the 90th day of each calendar year. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts, Vermont, Maine, Minnesota and New Jersey, impose restrictions on device and pharmaceutical manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.
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
There have been executive, judicial and congressional challenges to other aspects of the Affordable Care Act. For example, since January 2017, the previous President of the United States signed several executive orders and other directives designed to eliminate, circumvent, or loosen certain requirements, or implementation of certain requirements, mandated by the Affordable Care Act. Concurrently, Congress considered legislation to repeal, or repeal and replace, all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020 the Affordable Care Act's mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans, and effective January 1, 2020, also eliminated the health insurer tax. Additionally, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Further, on December 14, 2018, a United States District Court Judge in the Northern District of Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
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
If the Merger does not close, our ability to continue as a going concern may require us to obtain additional financing to fund our operations. We may need to raise substantial additional capital to:
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
Our debt obligations under our facility agreements with Deerfield and Medtronic could impair our financial condition and limit our operating flexibility.
Our indebtedness under our facility agreements with Deerfield and Medtronic could:
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
There is no guarantee that we will be able to pay the principal and interest under the facility agreements with Deerfield or Medtronic or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the facility agreements with Deerfield or Medtronic. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change of control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dates as of August 6, 2021, by and among Medtronic, Inc., a Minnesota corporation, Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic, Inc., and Intersect ENT, Inc., a Delaware corporation.	8-K	001-36545	2.1	8/10/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Convertible Preferred Stock	8-K	001-36545	3.1	5/11/2020
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	6/15/2020
3.4	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4
10.1**	Amendment to Offer Letter by and between the registrant and Thomas A. West, effective August 14, 2021
10.2**	Amendment to Offer Letter by and between the registrant and Richard A. Meier, effective August 13, 2021
10.3**	Amendment to Offer Letter by and between the registrant and Reyna M. Fernandez, effective August 16, 2021
10.4**	Amendment to Offer Letter by and between the registrant and Patrick A. Broderick, effective August 14, 2021
10.5**	Letter from the registrant to Thomas A. West regarding acceleration of certain performance-based awards, dated as of September 7, 2021
10.6**	Letter from the registrant to Richard A. Meier regarding acceleration of certain performance-based awards, dated as of September 7, 2021
10.7	Facility Agreement, dated as of July 22, 2021, by and among Intersect ENT, Inc., certain of Intersect ENT’s subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P.	8-K	001-36545	10.1	7/22/2021
10.8	Facility Agreement, dated as of September 25, 2021, by and among Intersect ENT, Inc., certain of Intersect ENT, Inc.'s subsidiaries from time to time party thereto as guarantors and Medtronic, Inc.	8-K	001-36545	10.1	9/27/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated: November 2, 2021	Intersect ENT, Inc. (Registrant)

/s/ Thomas A. West
Thomas A. West President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard A. Meier
Richard A. Meier Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)