Form 10-K
period 2021-12-31
Intersect ENT, Inc.
filed 2022-03-08
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K
______________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates, was approximately $565,464,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of March 1, 2022 was 33,787,505.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021.

INTERSECT ENT, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2021

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2021, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. All forward-looking statements are based upon our current expectations and various assumptions. In addition, forward-looking statements include the impact that the COVID-19 pandemic will have on our business, and our belief that we will be able to return to revenue growth as the current crisis subsides. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to: the duration and severity of the COVID-19 pandemic is unknown and could continue, and be more severe than we currently expect; the unknown state of the U.S. economy following the pandemic; the level of demand for our products as the pandemic subsides, and the time it will take for the economy to recover from the pandemic; and among others, those risks and uncertainties described herein under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.
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

RISK FACTORS SUMMARY

You should carefully consider the information set forth below in the section titled “Item 1A. Risk Factors” before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.

•The impact of COVID-19, and the various medical, social and economic measures being implemented to combat its proliferation, has had and will continue to have a material adverse effect on our business, financial condition, results of operations, and liquidity.
•The pendency of our agreement to be acquired by Medtronic may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers and other business partners.
•While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.
•The failure to complete the Merger may adversely affect our business and our stock price.
•While the Merger is pending, our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
•The Merger Agreement with Medtronic limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.
•We have incurred significant operating losses since inception and may not be able to achieve profitability.
•Our revenue is generated primarily from our PROPEL® family of products and, to a lesser extent, SINUVA®, VenSure, and CUBE. Our revenue is dependent on the success of these products, and if these products fail to grow or to continue experiencing expanded adoption, our business will suffer.
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
•Our products are subject to extensive regulation by the FDA, and other agencies, including the requirement to obtain approval/clearance and/or register products prior to commercializing our products, maintaining compliance with Quality System, GMP practices, applicable regulations, maintaining product quality, and the requirement to report adverse events and other ongoing reporting requirements. If we fail to obtain necessary FDA or other agency device or drug approvals for our products or fail to maintain compliance with applicable regulations and standards or are subject to regulatory enforcement action as a result of our failure to properly report adverse events or otherwise comply with regulatory requirements and standards, maintain compliance with Quality System and GMP requirements and product quality, our commercial operations would be harmed.
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
Pending Acquisition
On August 6, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota Corporation and wholly-owned subsidiary of Medtronic public limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into Intersect ENT (the “Merger”), with Intersect ENT surviving the Merger as a wholly-owned subsidiary of Medtronic. On October 8, 2021, our stockholders adopted the Merger Agreement at a special meeting of our stockholders.
Under the terms of the Merger Agreement, Medtronic will acquire all outstanding shares of our common stock, including all vested and unvested awards, in exchange for consideration of $28.25 per share in cash. Vested and unvested stock options will be redeemed for the difference between $28.25 per option and the respective exercise price. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement provides Medtronic and us with certain termination rights and, under certain circumstances, may require that Medtronic or we pay a termination fee.
In anticipation of the Merger and with respect to antitrust considerations, we have committed to a plan to divest of the recently acquired Fiagon business, which we expect to be contingent on and coterminous with the anticipated Merger.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent Medtronic’s prior written consent. Accordingly, our ability to advance our business during the pendency of the Merger is subject to these restrictions.
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
We believe the significant unmet need across the continuum of CRS equates to a global market of approximately $20 billion with multiple technology segments in which to compete. Included in this is a significant demand in the U.S. market. According to the Centers for Disease Control and Prevention (“CDC”), approximately 12% of the U.S. adult population, or 29 million people, are affected by CRS, making it more prevalent than heart disease and asthma. We estimate that there are more than 2 million adults with CRS who are managed by ENT physicians in the United States every year, many of whom we believe could benefit from products that incorporate our drug releasing bioabsorbable implant technology. We estimate that the total addressable market of the PROPEL family of products was approximately $650 million in 2019, of which we had a 16% penetration. We further estimate that the total addressable market of SINUVA was approximately $300 million in 2019, of which we had a 2% penetration. Our recent acquisition of Fiagon allowed us access to the estimated $250 million U.S. sinus balloon market and to expand our European presence. While our primary commercial focus is the U.S. market, the PROPEL family of products has received CE Markings, permitting them to be marketed in Europe. Our commercialization strategy considers several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. Our initial focus is on Germany and the United Kingdom, where we have begun to build our capabilities and develop a market, particularly with the increased adoption of PROPEL. In addition, we believe the use of SINUVA in the hospital setting, along with the increased adoption of PROPEL in the physician office setting of care, in conjunction with balloon dilation and following post-surgical debridement will contribute to early success in these markets. Going forward, we will continue to assess our capability to penetrate additional markets in Asia Pacific and Japan.
For the years ended December 31, 2021, 2020 and 2019, we generated revenue of $106.7 million, $80.6 million and $109.1 million, respectively, and incurred a net loss of $159.6 million, $72.3 million and $43.0 million, for each respective year. Our revenues have been generated predominantly from the sale of our PROPEL family of products and SINUVA, and is almost entirely derived from within the United States. No single customer accounted for more than 10% of our revenue during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, we had an accumulated deficit of $462.7 million. The net losses are a result of our election to invest in long-term growth initiatives such as research and development, commercialization of our existing and future products, as well as enhancing our executive and management functions. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

As of December 31, 2021, we estimate that approximately 3,200 accounts have stocked our PROPEL family of products for use by ENT physicians. Based on the number of units shipped as of December 31, 2021, we estimate that physicians have treated approximately 456,000 patients with our PROPEL family of products.
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
CUBE Navigation

The CUBE Navigation System is an innovative virtual guidance platform for high precision ENT and ENT related skull-base surgeries. The system’s unique photo registration technology, VirtuEye™, enhances the user’s navigation experience and improves pre-surgery efficiency. This novel 4D-imaging technology mitigates common tactile tracing errors by collecting thousands of patient reference points in one camera shot. The entire photo registration process can be achieved in under 30 seconds without touching the patient. The sensor carrier containing localizer elements detects a signal within a low-energy magnetic field delivered from the navigation unit. The navigation software then displays the location of the sinus dilation instrument’s tip within multiple patient imaging planes and other anatomic renderings. CUBE can be integrated seamlessly into existing video towers and microscopes. We believe that CUBE navigation supports surgery and balloon dilation in all settings of care.

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
Research and Development
We continue to invest in research and development in order to expand our portfolio of products and improve our existing products. This will be achieved through a series of clinical studies on existing as well as pipeline products. We initiated our EXPAND study in the second quarter of 2021 to assess the VenSure balloon and PROPEL Contour’s collective ability to improve healing and patency rates through localized drug delivery post-balloon dilation, as well as other outcomes. The primary endpoint will be evaluated at 45 days. In order to expand our global reach, we also plan to make clinical and regulatory investments to expand PROPEL in Europe. The PROPEL OPEN registry trial will be initiated in Q3 2022 to fulfill EU Medical Device Regulation (“MDR”) requirements and generate long-term post-market data to support our commercial efforts. Other clinical trials initiated in the past include our investigational ASCEND drug-coated sinus balloon study. The ASCEND study was a prospective, randomized, blinded, multi-center trial of 70 patients that assessed the safety and efficacy of our ASCEND product. The trial did not meet its primary endpoint of frontal sinus patency grade at day 30, as judged by an independent reviewer, and was not pursued further.
Impact of the COVID-19 Pandemic
Prior to the COVID-19 pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined towards the end of the first quarter and throughout the second quarter of 2020 as the various COVID-19 restrictions were implemented and remained in effect. However, we began to see meaningful change in the business environment towards the end of May with increased procedure volumes as select areas of the country eased restrictions on elective medical procedures. This trend continued from June 2020 through to the end of 2021 as we continued to see improvements in the elective procedure market. However, our business has been and will continue to be impacted by patients’ decisions to undergo sinus surgeries as ENT ASC and office procedure volumes recover. Our operations may be further impacted by COVID-19 due to changes in our manufacturing operations as a result of any future regulations or guidance issued by local and federal authorities. The COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability.
As a result of the COVID-19 pandemic and the impact of the various restrictions implemented, we took the following actions, most of which remain in effect:
•Protected Health and Safety: Virtually all roles where physical presence for manufacturing operations was not required remained working from home, based on state and county guidelines, and non-essential business travel was limited.
•Maintained Customer Focus: All patient-support teams remained available to assist customers and patients, while strictly adhering to applicable restrictions, safety precautions and procedures.
•Reduced Costs: In response to the COVID-19 pandemic, we took pre-emptive actions in the first quarter of 2020 to curtail spending and to reduce use of cash as revenues are and will continue to be materially impacted. We also considered the incremental costs of business operations during the pandemic and expect these costs to remain until the current crisis subsides. The cost reduction actions included a) reducing our workforce by approximately 25% and furloughing an additional 5% of our workforce, b) substantially reducing new hiring, c) suspending near-term production, d) reducing discretionary operating expenses and capital expenditures, and e) delaying clinical research projects. As a result of these actions, we achieved significant cost reductions that, along with an improved operating environment as the pandemic restrictions eased, allowed us to meet our target liquidity levels at year end. We expect cost control measures to remain in place until the current crisis subsides. However, we will still continue to support our customers, physicians and patients.
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
Because of the size of the market opportunity for the treatment of CRS, potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products or develop new products. New product developments that could compete with us more effectively are possible because of the prevalence of CRS and the extensive research efforts and technological progress that exist within the market. Large medical device companies with ENT divisions, such as Medtronic, also have capability in drug releasing stents. Companies may also market alternatives to current modes of treatment, such as OptiNose. Finally, there are established pharmaceutical companies marketing monoclonal antibodies for the treatment of CRS, such as Regeneron Pharmaceuticals, Inc.’s Dupixent for CRS with nasal polyposis.
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
Intellectual Property
As of December 31, 2021, we owned 193 issued patents globally, of which 50 were issued U.S. patents, and we owned 109 pending patent applications globally, of which 22 were pending patent applications in the United States. Subject to payments of required maintenance fees, annuities and other charges, our issued patents have expiration dates between 2024 and 2039, of which 40 will expire between 2024 and 2027, and the remaining 153 will expire after 2027. While we have patents expiring in the relative near term related to our initial patent filings, we believe that our patent portfolio will continue to have sufficient scope and coverage to adequately protect our commercial products.
As of December 31, 2021, our trademark portfolio contained 90 trademark registrations, 13 of which were U.S. trademark registrations, as well as 25 pending trademark applications, 11 of which were U.S. trademark applications.
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

Manufacturing and Supply
We predominantly manufacture our steroid releasing implants at our facility in Menlo Park, California with components supplied by external suppliers. CUBE navigation equipment and instruments are manufactured in Hennigsdorf, Germany, and VenSure sinus dilation balloons are procured from a third-party manufacturer located in the U.S. We perform inspections of these components before use in our manufacturing operations. Using these components, we assemble, inspect, test and package our implants, and send them to a third-party sterilization vendor. After sterilization, we perform inspections of the finished implants internally and via third-party laboratories to determine compliance with our specifications, after which we place the implants into our inventory and ultimately ship the finished products to customers. In addition, with the acquisition of Fiagon, we inherited the relationships with their existing distribution network which allows us to expand our global reach.
The active pharmaceutical ingredient (“API”) and a number of our critical components used in our implants are supplied to us from single source suppliers. We rely on single source suppliers for some of our polymer materials, extrusions, molded components, and off-the-shelf components. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to successfully obtain the API and polymer materials used in these products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have manufacturing, supply or service agreements with a number of our single source suppliers. Each of these suppliers manufactures the components they produce for us or tests our components and devices to our specifications. For example, in January 2020, we extended the agreement we had entered into in 2014 with Hovione Inter Ltd. (“Hovione”) pursuant to which we are required to purchase 80% of our API produced according to our specifications from Hovione, in quantities to be specified in 12-month forecasts provided by us and updated on a quarterly basis. This agreement is in effect until January 2025. In addition, we have agreements with companies that provide sterilization services and analytical testing for our products, as well as suppliers from which we purchase injection molded components to our specifications, our API and our customized packaging components. We typically seek to negotiate new agreements with these vendors in advance of the expiration of the current agreements. We intend to maintain sufficient supplies of the API and components from these single source suppliers in the event that our agreements with one or more of these suppliers were to terminate to enable us to continue to manufacture our implants for a sufficient amount of time necessary to obtain another source of API or components. To date, we have not experienced any significant supply constraints or delays in procuring components and materials despite the COVID-19 pandemic, and while our suppliers have generally met our demand for their products or services on a timely basis in the past, they may be unable or unwilling to meet our needs in the future.
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
FDA regulations require us to register as a medical device and drug product manufacturer with the FDA. Additionally, the California Department of Health Services (“CDHS”) requires us to register as a medical device and drug manufacturer within the state. Because of this, the FDA and other regulatory bodies inspect us on a routine basis for compliance with current good manufacturing practices. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities, and product release for distribution. We have undergone and expect to continue to undergo regular current good manufacturing practice inspections in connection with the manufacture of our products at our facility.

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
For more information, see “Item 1A. Risk Factors.”
Foreign Regulation
In order for us to introduce our products in countries outside of the United States, we must obtain regulatory approvals and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals or registrations and the time required for regulatory review, vary from country to country. Some countries have regulatory review processes that are substantially longer than U.S. processes. Failure to obtain regulatory approval in a timely manner and meet all of the local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines. We believe we are in material compliance with all statutes and regulations applicable to our operations.
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
In May 2017, the MDR was implemented to replace the MDD. The MDR came into effect in May 2021 and imposed stricter requirements for the marketing and sale of medical products and grants Notified Bodies increased post-market surveillance authority. Under MDR, we may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify existing products to comply with the official interpretations of these revised regulations. In addition, our Class II and Class III products are required to reapply for CE marks under the MDR, in order to maintain our products in the EU Market after the expiration date of our current MDD CE marks. Failure to comply with the new regulations could prevent us from continuing to market our products in such countries.

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
Our PROPEL family of products are used primarily in the operating room of a hospital or ASC. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used primarily in the physician office setting of care. However, payment is subject to payor coverage on the basis of either written medical policies related to the product or individual patient medical necessity. If, as a result of policies the payor has in place regarding these products, hospitals or other service providers are unable to receive adequate reimbursement to support the use of our products, this will negatively impact our revenues and our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. The Centers for Medicare & Medicaid Services (“CMS”) approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. We applied to CMS in September 2020 and asked to separate the J7401 code from SINUVA and PROPEL. In January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms” and attached an average selling price (“ASP”) to the code. The new PROPEL and SINUVA codes took effect April 1, 2021. We are also committed to expanding our market development efforts for PROPEL in the physician office setting of care as well as market access outside of the U.S.
For more information, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Human Capital Resources
We believe that our continued success is reliant on the ability to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Intersect ENT an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs.
As of December 31, 2021, we had 433 employees, consisting of 88 in manufacturing, 103 in research and development, and 242 in sales, general and administrative. Our employees are primarily based in the U.S. and Germany.
In the attraction, development and retention of talent, we emphasize:
Compensation and Benefits. We strive to provide competitive compensation and benefits programs to attract and retain top talent and review these programs annually against the competitive landscape to ensure they continue to meet the needs of our employees. In addition to salaries, these programs include a variety of short and long-term incentive plans such as annual bonuses, equity awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs. From time to time, to facilitate the retention and engagement of our talent and ensure the continuity of our business, we have used targeted equity-based grants with vesting conditions and event-based retention bonuses.
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
Health, Safety and Wellness. We are committed to the health, safety, and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. In response to the

COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having a hybrid office environment where a majority of our employees work from home, while implementing additional safety measures in accordance with CDC guidelines and government mandates, as well as enhanced testing protocols for employees performing on-site duties.
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
We are a medical technology company that provides products used primarily for ENT elective procedures. As a result of COVID-19, numerous state and local jurisdictions have imposed restrictions, and federal medical, health and safety governmental organizations, like the Centers for Disease Control (“CDC”) and the Centers for Medicare and Medicaid Services

(“CMS”) have issued guidelines which have led to, among other measures, the severe limitation or curtailment of elective procedures. Although certain measures have been relaxed, increases in the rate of COVID-19 cases may cause a tightening of these restrictions. We cannot predict when federal, state and local governments will lift these restrictions, nor when the CDC and other federal medical agencies will lift restrictions on elective procedures. These restrictions have caused, and we expect will continue to cause, severe reductions in demand for our products and corresponding sales revenue until the pandemic abates and the restrictions are lifted, and perhaps afterwards as people take time to resume normal activities.
A prolonged curtailment of operations related to COVID-19 may materially adversely impact our liquidity.
We have implemented numerous capital preservation initiatives in response to COVID-19, including a reduction in force and the furloughing of other employees throughout our organization. Although we believe that our existing cash, cash equivalents and short-term investments, together with our debt agreements with Deerfield and Medtronic, will be sufficient to meet our current capital needs for the next twelve months, a prolonged duration and resulting impact of COVID-19 could materially adversely alter our current cash position and affect our liquidity.
Our business may continue to be materially adversely impacted after COVID-19 medical, social and economic restrictions are lifted.
Even as restrictions are lifted, it is uncertain as to when elective procedures will return to their original levels or if they will return to their original levels at all. Further, some physicians may not feel comfortable performing, and some patients may not feel comfortable undergoing, such procedures. Alternatively, at the point that restrictions are lifted, in whole or in part, there may be an increased demand for our products as delayed procedures are scheduled and performed. We may face challenges as we continue our manufacturing and distribution operations, including the risk of further potential outbreaks of COVID-19 cases.
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

Risks Related to the Merger with Medtronic

The pendency of our agreement to be acquired by Medtronic may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers and other business partners.
On August 6, 2021 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, a Minnesota corporation and wholly-owned subsidiary of Medtronic public limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into our company (the “Merger”), with our company surviving the Merger as a wholly-owned subsidiary of Medtronic. We are subject to risks in connection with the pendency of the Merger, including, but not limited to, the following:

•changes in our business, operations, financial position and prospects due to customer or supplier reactions or otherwise;
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
The Merger with Medtronic is subject to a number of conditions, including, among other things, (i) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other governmental bodies, (ii) the absence of any “material adverse effect” on us occurring after the date of the Merger Agreement that is continuing, (iii) the absence of any legal restraints prohibiting the Merger, (iv) the absence of certain legal proceedings brought by a governmental entity relating to the Merger, (v) the completion of our divestiture of the Fiagon business, and (vi) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the closing of the Merger). There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all. If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.
While the Merger is pending, our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.
We believe that our continued success depends, to a significant extent, upon the efforts and abilities of our executive officers and key employees. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel or the turnover of a meaningful number of our employees within a particular function or throughout our company within a given period of time, likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business.
Our future success also depends on our ability to continue to attract and retain our executive officers and other key employees, particularly while the Merger is pending. We could face potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger.

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
We have incurred net losses since our inception in 2003. We incurred net losses of $159.6 million, $72.3 million and $43.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $462.7 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements, and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
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
It is important to our business that we continue to build a more complete product offering within the ENT market. We are using our drug releasing bioabsorbable technology to develop new products for use in the physician office setting of care. Developing additional products is expensive and time-consuming and could divert management’s attention away from our current sinus surgery products and harm our business. Even if we are successful in developing additional products, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
•properly identify and anticipate ENT physician and patient needs;
•receive adequate reimbursement for such products;
•develop and introduce new products or product enhancements in a timely manner;
•avoid infringing upon the intellectual property rights of third parties;
•demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
•obtain the necessary regulatory approvals, clearances or registrations for new products or product enhancements;
•be fully compliant with marketing and manufacturing of new devices or modified products;
•provide adequate training to potential users of our products; and
•develop an effective and compliant (with applicable regulations and policies), dedicated sales and marketing team.
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
In addition, there are and have been venture companies seeking to develop competitive products. Companies may also market alternatives to current modes of treatment, such as OptiNose. Finally, there are established pharmaceutical companies marketing monoclonal antibodies for the treatment of CRS, such as Regeneron Pharmaceuticals, Inc.’s Dupixent for CRS with nasal polyposis.
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
Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Our primary exposure to fluctuations in foreign currency exchange rates relate to our acquisition of Fiagon. The strengthening of the Euro relative to the U.S. dollar could adversely affect our foreign-currency-denominated purchase obligation. To the extent that transactions by Fiagon are denominated in currencies other than the Euro, we bear the risk that fluctuations in the exchange rates of the Euro in relation to other currencies could decrease our revenue or increase our costs and expenses, therefore having an adverse effect on our future results of operations. We have entered into hedging transactions to reduce the impact of foreign currency fluctuations. The availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report on Form 10-K for additional discussion regarding the impact of foreign currency risk.
If we experience significant disruptions in our information technology systems, our business may be adversely affected.
We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Our current systems provide physical and virtual redundancy while being operated from our physical location in Menlo Park. We have recently completed an upgrade and transformation project of our information technology systems, including as a result of our acquisition of Fiagon and the need to integrate our information technology systems with those of Fiagon. While we attempt to mitigate interruptions in our information technology systems, such as our recent upgrades to our enterprise resource planning system (“ERP”), we may experience delays, events or circumstances which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Further, third parties may attempt to hack into our information systems and may obtain our proprietary information. In the event we experience significant disruptions, whether as a result of unexpected delays or difficulties with the upgrades or integration, or as a result of natural disasters or security breaches, we may not be able to implement or repair our systems in an efficient and timely manner. If any of these events or delays occur, they may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our results of operations and cash flows. As a result of moving our ERP to a cloud-based platform, a third party houses our data and we no longer own the hardware that holds our data. If the third party’s platform is hacked, our data would be at risk of being accessed, which could expose us to liability and harm our business.

Risks Relating to Regulatory Matters
Our products are subject to extensive regulation by the FDA, and other agencies, including the requirement to obtain approval/clearance and/or register products prior to commercializing our products, maintaining compliance with Quality System, GMP practices, applicable regulations, maintaining product quality, and the requirement to report adverse events and other ongoing reporting requirements. If we fail to obtain necessary FDA or other agency device or drug approvals for our products or fail to maintain compliance with applicable regulations and standards or are subject to regulatory enforcement action as a result of our failure to properly report adverse events or otherwise comply with regulatory requirements and standards, maintain compliance with Quality System and GMP requirements and product quality, our commercial operations would be harmed.
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

In addition, the Agency audits compliance through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:
•untitled letters, warning letters, fines, suspensions, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing or delaying our requests for regulatory approvals of new products or modified products;
•withdrawing or suspending PMA, NDA or other approvals that have already been granted;
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in their respective jurisdictions in the event of material deficiencies or defects in the design or manufacture of our products. We may, under our own initiative, recall a product if any material deficiency in our steroid releasing implants is found. The FDA requires that recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. In addition, corrective action to a recall may require regulatory approvals for product or manufacturing changes, which may take time to accomplish and may impact product availability in the marketplace. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or other agencies could take enforcement action for failing to report the recalls when they were conducted.

If the third parties on which we rely to conduct our clinical trials do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize such product candidates.
We often must rely on third parties, such as medical institutions, clinical investigators and contract laboratories to conduct our clinical trials and provide data or prepare deliverables for our regulatory submissions, including supplements thereto. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and/or we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.
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
•the federal Foreign Corrupt Practices Act of 1997 (“FCPA”) which prohibits corrupt payments, gifts or transfers of value to foreign officials; and
•foreign or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
In addition, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payments Sunshine Act that imposes annual reporting requirements on device and pharmaceutical manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Manufacturers are required to report to CMS the detailed payment and transfers of value data and submit legal attestation to the accuracy of such data by the 90th day of each calendar year. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure you that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts, Vermont, Maine, Minnesota and New Jersey, impose restrictions on device and pharmaceutical manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements.
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
Federal and state governments in the United States have enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Affordable Care Act significantly impacts the medical device and pharmaceutical industries. Among other things, the Affordable Care Act:
•established a Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and
•implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.
There have been executive, judicial and congressional challenges to other aspects of the Affordable Care Act. For example, since January 2017, the previous President of the United States signed several executive orders and other directives designed to eliminate, circumvent, or loosen certain requirements, or implementation of certain requirements, mandated by the

Affordable Care Act. Concurrently, Congress considered legislation to repeal, or repeal and replace, all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020 the Affordable Care Act’s mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans, and effective January 1, 2020, also eliminated the health insurer tax. Additionally, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per year, which went into effect in April 2013 and, following passage of subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will stay in effect through 2031, unless additional congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 are suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, and proposed and enacted federal legislation designed to bring transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reduce the cost of products and services reimbursed under governmental healthcare programs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. However, it is unclear whether these or similar policy initiatives will be implemented in the future. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability.
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
We own numerous issued patents and pending patent applications that relate to the sinus delivery of sustained release therapeutics, sinus delivery of implants, implant designs, as well as individual components of our steroid releasing systems. The API contained in our steroid releasing implants is generic and is not the subject of independent patent protection. We also own numerous issued patents and pending patent applications that relate to our navigation systems (e.g., CUBE) and our balloon devices (e.g., VenSure). If any of our patents expire, or are challenged, invalidated or legally circumvented by third parties, and we do not own other enforceable patents protecting our products, competitors could market products and use processes that are substantially similar to, or superior to, ours, and our business may suffer. For example, 40 of our patents expire between 2024 and 2027, and if our other patents on our products do not provide sufficient patent protection, companies may be able to design around these patents once they expire. In addition, the patents we own may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes comparable to ours without infringing on our intellectual property rights.
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
•commercialize our new products in development, if any such products receive regulatory clearance or approval for commercial sale; and
•acquire and integrate companies, such as our acquisition of Fiagon, and in-license products or intellectual property.
We believe we have adequate cash and other resources to operate for at least twelve months as a standalone entity from the issuance of this Annual Report on Form 10-K, including funding our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt and lease payments. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:
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
Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes a “change of control,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs, and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs and research and development credit carryforwards, even if we attain profitability. In addition, at the state level, there may be periods during which the use of NOLs is suspended, or otherwise limited, including a recent California franchise tax law change limiting the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023. Furthermore, the NOLs acquired from our acquisition of Fiagon may be subject to certain limitations.
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
Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
We occupy approximately 50,400 square feet of leased office and laboratory space as well as approximately 10,200 square feet of warehouse space located in Menlo Park, California. The lease of the office and laboratory space expire on December 31, 2027 while the lease of the warehouse expires on September 1, 2024. We also lease approximately 3,500 square feet of office space in Austin, Texas, which will expire on January 31, 2024. In Hennigsdorf, Germany, we lease approximately 13,400 square feet of space for manufacturing and research and development, which will expire in February 2024. We believe that our facilities are sufficient to meet our current needs.
Item 3.    Legal Proceedings
The information included in Note 12 to the consolidated financial statements included in Part IV of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock are traded on the Nasdaq Global Market, or Nasdaq, under the symbol XENT.
As of March 1, 2022, there were approximately 12 stockholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during fiscal year ended December 31, 2021, that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.
Performance Graph
The graph below compares the cumulative total return to security holders of our common stock with the comparable cumulative returns of the Nasdaq Composite and Biotechnology Indexes as well as the S&P Healthcare Equipment Select Industry Index. The graph assumes the investment of $100 on December 31, 2016 through December 31, 2021. Points on the graph represent the performance at year-end.
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

CUMULATIVE TOTAL RETURN*
Among Intersect ENT, INC, the NASDAQ Composite Index, NASDAQ Biotechnology Index, and S&P Healthcare Equipment Select Industry Index

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Intersect ENT, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index
S&P Healthcare Equipment Select Industry Index

*$100 invested on December 31, 2016 in stock or index. Fiscal year ended December 31, 2021.

	Cumulative Total Return as of
	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Intersect ENT, Inc.	$100.00	$267.77	$232.89	$205.79	$189.26	$225.70
NASDAQ Composite Index	$100.00	$128.24	$123.26	$166.68	$239.42	$290.63
NASDAQ Biotechnology Index	$100.00	$121.06	$109.77	$136.56	$171.64	$170.55
S&P Healthcare Equipment Select Industry Index	$100.00	$131.65	$141.99	$173.80	$230.87	$238.52
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
Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to future events or our future financial performance that involve risks, uncertainties and assumptions. Our actual results and timing of events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this report. Please see “Cautionary Information Regarding Forward-Looking Statements” at the beginning of this Form 10-K for additional information you should consider regarding forward-looking statements. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to conform such statements to actual results or changes in our expectations.
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
While our primary commercial focus is the U.S., we are also expanding the global reach of our products. Our commercialization strategy will consider several factors including regulatory requirements, reimbursement coverage for our products, and key opinion leader support. For the PROPEL family of products, our initial focus is on Germany and the United Kingdom, where we are working to build our capabilities and develop the market. Going forward, we will continue to assess our capability to penetrate additional markets in Europe, Asia Pacific and Japan.
Our PROPEL family of steroid releasing implants are clinically proven to improve outcomes for chronic rhinosinusitis (“CRS”) patients following sinus surgery. PROPEL implants mechanically prop open the sinuses and release mometasone furoate, an advanced corticosteroid with anti-inflammatory properties, directly into the sinus lining, and then dissolve over time. PROPEL’s safety and effectiveness is supported by Level 1a clinical evidence from multiple clinical trials, which demonstrates that PROPEL implants reduce inflammation and scarring after surgery, thereby reducing the need for postoperative oral steroids and repeat surgical interventions. Approximately 456,000 patients have been treated with PROPEL products through the end of 2021. Our primary PROPEL® products are as follows:
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
The Straight Delivery System (“SDS”) is an extension of the PROPEL family of implants. It is specifically engineered for delivery of the PROPEL Mini Implant into the ethmoid sinus. In February 2021, we announced the U.S. availability of the SDS packaged with the PROPEL Mini after the combined packaging received FDA approval.

SINUVA, when placed during a routine physician office visit, expands into the sinus cavity and delivers an anti-inflammatory steroid directly to the site of polyp disease for approximately 90 days. SINUVA is currently approved for use in the U.S.
Our PROPEL family of products are used primarily in the operating room of a hospital or ASC. These providers receive a facility fee for the sinus surgery procedure which is intended to pay for supplies used in this procedure, including the PROPEL family of products. SINUVA is a physician administered drug, used almost exclusively in the physician office setting of care. VenSure provides for dilation of the sinus ostia. The CUBE Navigation System supports surgery and balloon dilation in all settings of care. The Centers for Medicare & Medicaid Services (“CMS”) approved SINUVA for transitional pass-through payment status for reimbursement under the Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System. Pass-Through status lasts for three years and allows us to place SINUVA in the ASC and hospital settings. We applied to CMS in September 2020 and asked to separate the J7401 code from SINUVA and PROPEL. In January 2021, CMS approved a revised coding application for our PROPEL family of products and established a separate code for PROPEL, S1091 “Stent, non-coronary, temporary, with delivery system (propel)”. CMS also made updates to the current SINUVA J-code to J7402 “Mometasone furoate sinus implant, (sinuva), 10 micrograms” and attached an average selling price (“ASP”) to the code. The new PROPEL and SINUVA codes took effect April 1, 2021. We are also committed to expanding our market development efforts for PROPEL in the physician office setting of care as well as market access outside of the U.S.
Our VenSure Navigable and Stand-alone balloon offerings are used to access and treat the frontal, recess sphenoid sinus ostia, maxillary ostia/ethmoid infundibula in adults using a trans-nasal approach. The VenSure Navigation balloon is intended for use in conjunction with the CUBE navigation system during sinus procedures when surgical navigation or image-guided surgery may be necessary to locate and displace bone, or cartilaginous tissue surrounding the drainage pathways of the frontal, maxillary, and sphenoid sinuses to facilitate dilation of the sinus ostia.
Our CUBE Navigation System is an innovative virtual guidance platform for high precision ENT and ENT related skull-base surgeries. The system’s unique photo registration technology, VirtuEye™, enhances the user’s navigation experience and improves pre-surgery efficiency. This novel 4D-imaging technology mitigates common tactile tracing errors by collecting thousands of patient reference points in one camera shot. The entire photo registration process can be achieved in under 30 seconds without touching the patient.
We also continue to perform research and development activities and clinical trials in order to expand our portfolio of products and improve our existing products. In the second quarter of 2021, we initiated the EXPAND study to assess the potential to improve frontal sinus ostia patency and other outcomes through localized drug delivery following balloon dilation utilizing PROPEL Contour and the VenSure balloon. In support of our focus on expanding our global reach, we plan to make clinical and regulatory investments in PROPEL in Europe.

Debt Financings
On May 11, 2020, to finance our commercial activities as well as for general corporate purposes, we entered into a Facility Agreement (the “Facility Agreement”) with Deerfield Partners, L.P. (“Deerfield”), as agent for itself and the lenders, providing for the issuance and sale by us to Deerfield of $65.0 million of principal amount of 4.0% unsecured senior convertible notes (the “Convertible Notes”) upon the terms and conditions set forth in the Facility Agreement. The $65.0 million principal amount of the Convertible Notes is not payable until the maturity date of May 9, 2025, unless earlier converted or redeemed. The Convertible Notes are convertible into shares of our common stock.
On July 22, 2021, we entered into an additional agreement with Deerfield, providing for the issuance and sale by us to Deerfield of 7.5% senior secured loans of an aggregate principal of up to $60.0 million (the “Deerfield Loans”). The Deerfield Loans will mature on July 22, 2026, unless earlier repaid or accelerated. The agreement provides for the disbursement of the Deerfield Loans in three tranches of $20.0 million, with the initial tranche disbursed on the closing date of the transaction, the second tranche to be disbursed at our option on the earlier of the date of any prepayment of the remaining Fiagon acquisition payments and September 15, 2022, and the third tranche to be disbursed at our option on the earlier of the date of any prepayment of the remaining Fiagon acquisition payments and September 15, 2023. As of December 31, 2021 we had only borrowed the first $20.0 million under the Deerfield Loans.
On September 25, 2021, we entered into a financing arrangement with Medtronic (the “Medtronic Financing”), providing for 5.0% unsecured subordinated loans of an aggregate principal amount of up to $75.0 million to us upon the terms and conditions of the Medtronic Financing. The Medtronic Financing will mature 180 days following the earlier of (x) the maturity date of the Deerfield Loans and (y) the date on which the Deerfield Loans have been fully paid in cash and are terminated, unless earlier repaid or accelerated. As of December 31, 2021, borrowings on the Medtronic Financing had a net carrying amount of $30.0 million.

See Note 11. Long-Term Debt of Notes to our consolidated financial statements for a further description of these loan arrangements.
Pending Acquisition
On August 6, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota Corporation and wholly-owned subsidiary of Medtronic public limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into Intersect ENT (the “Merger”), with Intersect ENT surviving the Merger as a wholly-owned subsidiary of Medtronic. On October 8, 2021, our stockholders adopted the Merger Agreement at a special meeting of our stockholders.
Under the terms of the Merger Agreement, Medtronic will acquire all outstanding shares of our common stock, including all vested and unvested awards, in exchange for consideration of $28.25 per share in cash. Vested and unvested stock options will be redeemed for the difference between $28.25 per option and the respective exercise price. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement provides Medtronic and us with certain termination rights and, under certain circumstances, may require that Medtronic or we pay a termination fee.
In anticipation of the Merger, we have committed to a plan to divest of the recently acquired Fiagon business, which we expect to be contingent on and coterminous with the anticipated Merger. As of December 31, 2021, the assets and liabilities of the Fiagon business have been presented as held for sale on our consolidated balance sheets.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent Medtronic’s prior written consent. Accordingly, our ability to advance our business during the pendency of the Merger is subject to these restrictions.
Impact of the COVID-19 Pandemic
Prior to the COVID-19 pandemic, our efforts to enhance commercial execution and improve market access infrastructure were beginning to yield benefits as sales until the end of February 2020 were consistent with our expectations. However, sales declined towards the end of the first quarter of 2020 and throughout the second quarter as the various COVID-19 restrictions were implemented and remained in effect. We began to see meaningful change in the business environment towards the end of May 2020 with increased procedure volumes as select areas of the country eased restrictions on elective medical procedures. This trend continued in June 2020 and throughout the remainder of 2020 as well as throughout 2021 as we continued to see improvements in the elective procedure market. Our business has been and will be impacted by patients’ decisions to undergo sinus surgeries and as ENT ASC and office procedure volumes begin to recover. We continue to remain flexible in our approach to continuing our operations in light of developing laws and restrictions surrounding the COVID-19 pandemic. While the second half of 2020 and the full year of 2021 have provided an improving business environment, the COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe and may impact our operations and financial results.
Components of Our Results of Operations
Revenue
We have derived our revenue almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018, as well as sales of CUBE and VenSure products beginning in the fourth quarter of 2020 with the acquisition of Fiagon. While our business has been and may continue to be impacted by hospitals suspending elective surgical procedures and reduced ENT office visits for an extended period of time, we anticipate continued revenue growth in 2022 based on the increased elective procedure volumes and enrollment trends towards the end of 2020 and throughout 2021. Once the disruption from the COVID-19 pandemic subsides, we expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. We recognize revenue from SINUVA net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period we recognize revenue. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known. In addition to standalone sales of CUBE and VenSure products, from time to time, we enter into lease arrangements of CUBE navigation equipment with certain qualified customers in connection with commitments to purchase VenSure and other consumable products to accompany the use of the equipment. Leases have terms that generally range from 24 to 48 months and are usually collateralized by a security interest in the underlying assets. Lease arrangements transfer the ownership or provide the customer with a right to purchase the equipment at the end of the lease term.
We have derived our revenue predominantly from within the United States and no single customer accounted for more than 10% of our revenue during the years ended December 31, 2021, 2020 and 2019.
Cost of Sales and Gross Profit
We manufacture our PROPEL family of products and SINUVA in our facility in Menlo Park, California. We manufacture CUBE navigation equipment and instruments in Hennigsdorf, Germany, and procure VenSure sinus dilation balloons from a third-party manufacturer located in the U.S. Cost of sales consists primarily of manufacturing overhead costs, material costs, and direct labor. A significant portion of our cost of sales currently consists of manufacturing overhead costs. These overhead costs include compensation, including stock-based compensation and other operating expenses associated with the cost of quality assurance, material procurement, inventory control, facilities, information technology, equipment and operations supervision and manufacturing and warehouse management. Cost of sales also includes depreciation expense for production equipment, amortization of intangible assets associated with acquired product technologies and processes, maintenance of operational processes, and certain direct costs such as shipping costs. Once the disruption from the COVID-19 pandemic subsides, we expect cost of sales to increase in absolute dollars again primarily as, and to the extent, our revenue grows, or we make additional improvements in our manufacturing capabilities.
Our gross margin has been and will continue to be affected by a variety of factors, including manufacturing costs, production and sales volume, product mix, and average selling prices. Toward the end of the first quarter and throughout the second quarter of 2020, manufacturing costs were negatively impacted by the mandatory shelter-in-place order in effect in San Mateo County, California, which prevented us from using our manufacturing facility, as well as our decision to suspend production until the third quarter of 2020. Production resumed during the third quarter of 2020, but below normal capacity, and was at normal capacity thereafter. We charge idle facility costs to cost of goods sold in the period incurred. Manufacturing cost will change as our production volume and product mix changes. The per unit allocation of our manufacturing overhead costs may increase and our gross margin may decline as, and to the extent, production volume decreases.
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

Impairment on Assets Held for Sale
In anticipation of the Merger with Medtronic, we have committed to a plan to divest of the recently acquired Fiagon business, and, as a result, have presented the assets and liabilities of the Fiagon business as held for sale on the consolidated balance sheets as of December 31, 2021. We recorded an impairment charge of $67.8 million in the consolidated statements of operations and comprehensive loss relating to goodwill, intangible assets, property equipment, right-of-use assets, and inventory, representing the difference between the carrying value of the assets and liabilities of the Fiagon business and the fair value less selling costs as of December 31, 2021. We believe there will be an additional loss of approximately $15.0 million to $20.0 million contingent upon completing the sale of these assets.
Interest Expense
Interest expense consists primarily of the interest expense, accretion expense of debt discounts, and amortization of debt issuance costs associated with debt facilities, as well as imputed interest on the carrying value of deferred acquisition related consideration.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, changes in the fair value of embedded derivatives, transaction costs incurred outside the ordinary course of business related to business combinations and our capital structure, impairment charges on held for sale assets and liabilities, changes in the fair value of foreign currency forward contracts, and the effects of foreign exchange, including on the carrying value of our deferred acquisition related consideration.
Income Tax Benefit
Income tax benefit consists of an estimate of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to the level of historical losses, we maintain a valuation allowance against U.S. federal, state, and foreign deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Revenue	$106,748	$80,554	$109,142
Cost of sales	30,012	30,306	21,773
Gross profit	76,736	50,248	87,369
Gross margin	71.9%	62.4%	80.1%
Operating expenses:
Selling, general and administrative	122,068	98,550	108,480
Research and development	27,944	19,350	24,283
Impairment on assets held for sale	67,765	—	—
Total operating expenses	217,777	117,900	132,763
Loss from operations	(141,041)	(67,652)	(45,394)
Interest expense	(6,437)	(2,752)	—
Other income (expense), net	(13,847)	(2,331)	2,400
Loss before income taxes	(161,325)	(72,735)	(42,994)
Income tax (benefit)	(1,690)	(416)	—
Net loss	$(159,635)	$(72,319)	$(42,994)

Comparison of Years Ended December 31, 2021 and 2020
Revenue

(in thousands, except percentages)	2021	2020	Change $ 2021 to 2020	Change % 2021 to 2020
PROPEL family of products	$91,117	$74,335	$16,782	23%
SINUVA	9,074	5,315	3,759	71%
VenSure, CUBE, and accessories	6,557	904	5,653	625%
	$106,748	$80,554	$26,194	33%
Revenue increased by $26.2 million, or 33%, to $106.7 million during the year ended December 31, 2021, compared to $80.6 million during the year ended December 31, 2020. The increase in revenue was due to a 23% increase in PROPEL sales, 71% increase in SINUVA sales, and a significant increase in VenSure, CUBE, and accessories sales. Higher PROPEL revenue resulted from a 22% increase in unit sales, while average selling price remained consistent year-over-year. The increase in unit sales for PROPEL was driven by a recovery in demand as certain areas of the United States resumed elective procedures following easing of COVID-19 pandemic restrictions. The increase in SINUVA sales was attributable to a 59% increase in unit sales during the year ended December 31, 2021 as well as an 8% increase in average selling price from the year ended December 31, 2020. The increase in unit sales for SINUVA during the year ended December 31, 2021 was due to a recovery in demand from the comparative period following easing of COVID-19 pandemic restrictions, in addition to improvements in reimbursement, continued adoption of the technology, and the ongoing shift of procedures from hospitals and ASC to the physician office setting of care. SINUVA sales also benefited from the expansion of our market access infrastructure and the addition and expansion of our distributor relationships during the prior year. Furthermore, revenue for the year ended December 31, 2021 included the first full year of sales from the CUBE navigation equipment and instruments and VenSure sinus dilation balloons, while the prior year only reflected one quarter of sales. The increase in sales was also attributable to the formal launch of the CUBE 4D in July 2021 and a recovery in demand from the comparative period following easing of the COVID-19 pandemic restrictions.
Based on current elective procedure volumes and enrollment trends, we expect revenue growth in 2022. While we cannot predict the extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we believe that a recovery in procedures will continue, and that most patients will return for treatment.
Cost of Sales and Gross Margin
Cost of sales decreased by $0.3 million, or 1%, to $30.0 million during the year ended December 31, 2021, compared to $30.3 million during the year ended December 31, 2020. The decrease in cost of sales in 2021 was primarily due to the favorable impact of lower per unit manufacturing costs as a result of higher production volumes due to a recovery in demand as elective surgeries resumed following easing of COVID-19 pandemic restrictions and to build additional safety stock. The decrease was offset by increased product sales resulting from a recovery in demand as elective procedures resumed following easing of COVID-19 pandemic restrictions, amortization of intangible assets, production and obsolescence related period costs, and project costs. Furthermore, during the prior year, there was approximately $6.9 million of charges incurred related to the impacts of COVID-19 which were not incurred during the current periods as production volumes returned to normal capacity.
Gross margin for the year ended December 31, 2021, increased to 71.9%, compared to 62.4% for the year December 31, 2020. The increase was attributable to the favorable impact of lower per unit manufacturing costs, in addition to approximately $6.9 million of charges related to the impacts of COVID-19 incurred in the prior period which were not incurred during the current period as production volumes returned to normal capacity, as well as production and obsolescence related period costs. The increase was offset in part by amortization of intangible assets, production and obsolescence related period costs, and project costs, collectively representing approximately 4% of revenue for the year ended December 31, 2021.
With the expected increase in demand and our operation at full capacity, we do not expect idle facility expense to be incurred in 2022. However, idle facility expense could be incurred in future periods until the current health crisis subsides. In addition, adequate safety stock levels were established by the end of 2021 and consequently, we expect per unit manufacturing costs and gross margins to normalize in future periods. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact the cost of sales and gross margin for our products beyond the third quarter of 2022.

Selling, General and Administrative Expenses
SG&A expenses increased by $23.5 million, or 24%, to $122.1 million during the year ended December 31, 2021, compared to $98.6 million during the year ended December 31, 2020. The increase in SG&A expenses was primarily due to increased commissions from increased sales, increases in headcount as compared to the prior period as a result of increased sales and marketing and other activities following the easing of COVID-19 pandemic related restrictions, the accrual of retention bonuses, and incremental SG&A expense as a result of the acquisition of Fiagon. Furthermore, the increase was due to $0.8 million of impairment expense related to certain property, equipment, and intangible assets, transaction costs associated with the proposed Merger, as well as costs associated with the integration of Fiagon of $2.1 million and the divestiture of Fiagon of $0.7 million, both of which consisted largely of professional fees.
We will continue to monitor our SG&A expenses in light of the uncertainties related to the COVID-19 pandemic; however, we will still continue to support our customers, physicians and patients.
Research and Development Expenses
R&D expenses increased by $8.6 million, or 44%, to $27.9 million during the year ended December 31, 2021, compared to $19.4 million during the year ended December 31, 2020. The increase in R&D expenses was primarily due to increased headcount and related expenses as a result of the acquisition of Fiagon and compared to the prior period as a result of cost reduction measures taken in the prior year in response to the pandemic, the accrual of retention bonuses, as well as professional fees pertaining to R&D projects in the current periods.
We will continue to monitor our R&D expenses in light of the uncertainty related to the COVID-19 pandemic; however, we will continue to invest in our products through R&D projects.
Impairment on Assets Held for Sale
In anticipation of the Merger with Medtronic, we have committed to a plan to divest of the recently acquired Fiagon business. In recording the asset and liabilities of the Fiagon business as held for sale, which requires presenting them at fair value less selling costs as of December 31, 2021, we recorded an impairment charge of $67.8 million. There were no similar charges in the prior period. We believe there will be an additional loss of approximately $15.0 million to $20.0 million contingent upon completing the sale of these assets.
Interest Expense
Interest expense increased by $3.7 million to $6.4 million for the year ended December 31, 2021, a significant increase compared to $2.8 million during the year ended December 31, 2020. The increase was attributable to a full year of interest expense on the Convertible Notes entered into during the second quarter of 2020, a full year of imputed interest on deferred payments for the acquisition of Fiagon, and interest incurred on the Deerfield Loans and Medtronic Financing entered into in 2021.
Other Income (Expense), Net
Other expense, net, increased by $11.5 million to $(13.8) million during the year ended December 31, 2021, a significant increase compared to $(2.3) million during the year ended December 31, 2020. The increase in other expense, net, was attributable to a $13.1 million increase in the fair value of an embedded derivative liability associated with the Convertible Notes as the probability of triggering events providing an elective increase in share issuance to the note holder increased significantly due to the pending acquisition with Medtronic, and the overall effects of foreign exchange remeasurement.

Income Tax Benefit
Income tax benefit increased by $1.3 million to $1.7 million for the year ended December 31, 2021, a significant increase compared to $0.4 million for the year ended December 31, 2020, which was attributable to the foreign tax impact associated with the acquisition of Fiagon for a full year, compared to only one quarter of benefit in the prior year. Future tax benefits are not expected due to classification of the Fiagon business as held for sale as of December 31, 2021.

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
Cost of Sales and Gross Margin
Cost of sales increased by $8.5 million, or 39%, to $30.3 million during the year ended December 31, 2020, compared to $21.8 million during the year ended December 31, 2019. The increase in cost of sales in 2020 was primarily due to the unfavorable impact of higher per unit manufacturing costs and $6.1 million of idle facility costs partially offset by decreases in headcount as a result of cost reduction measures initiated in the first quarter of 2020. Also the increase was attributable to $0.8 million in additional charges related to excess and obsolete inventory in response to the estimated impact of the COVID-19 pandemic. The increases were partially offset by lower PROPEL unit sales.
Gross margin for the year ended December 31, 2020, decreased to 62.4%, compared to 80.1% for the year December 31, 2019. While the gross margin for our products through the end of February 2020 was relatively consistent with our expectations, the decrease in gross margin during the remainder of 2020 was attributable to the unfavorable impact of higher per unit manufacturing costs as well as the charges related to the impact of COVID-19. The amount of these charges was approximately $6.9 million, representing an effect on our gross margin of approximately 9 percentage-points for the year ended December 31, 2020. Our gross margin recovered in the second half of the year as we resumed production and generated revenue.
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

Interest Expense
Interest expense of $2.8 million for the year ended December 31, 2020 was attributable to the Convertible Notes entered into during the second quarter of 2020 as well as imputed interest on deferred payments for the acquisition of Fiagon. There were no similar expenses in the prior year.
Other Income (Expense), Net
Other income (expense), net, decreased by $4.7 million to $(2.3) million during the year ended December 31, 2020, compared to $2.4 million during the year ended December 31, 2019. The decrease in other income (expense), net was attributable to a $1.2 million increase in fair value of our embedded derivative liability associated with the Convertible Notes, a net foreign exchange loss of $1.6 million on the revaluation of the Fiagon purchase liability and respective forward contracts, and the overall effects of foreign exchange remeasurement, as well as significantly lower interest rates earned on investments.
Income Tax Benefit
Income tax benefit of $0.4 million for the year ended December 31, 2020 was attributable to the foreign tax impact associated with the acquisition of Fiagon. There were no similar benefits in the prior year.
Liquidity and Capital Resources
Overview
As of December 31, 2021, we had cash, cash equivalents, short-term investments, and restricted cash of $78.9 million, compared to cash, cash equivalents, short-term investments, and restricted cash of $105.5 million as of December 31, 2020.
Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(59,467)	$(35,694)	$(27,251)
Investing activities	49,180	(22,745)	18,891
Financing activities	36,588	68,744	19,548
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(390)	64	—
Reclassification to assets held for sale during the period	(648)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$25,263	$10,369	$11,188
Net Cash Used in Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $59.5 million, consisting primarily of a net loss of $159.6 million and an increase in net operating assets of $7.1 million, partially offset by non-cash charges of $107.3 million. The cash used in operations was due primarily to the ongoing funding of our sales, marketing and product development activities in order to attain future growth. The non-cash charges primarily consisted of impairment on assets held for sale, stock-based compensation expense, depreciation and amortization, revaluation of embedded derivatives, foreign exchange impacts, and non-cash lease expense. The increase in net operating assets is primarily due to increases in accounts receivable as a result of increased sales, inventory as a result of building safety stock, and prepaid expenses and other assets. The increase in net operating assets was partially offset by increases in accounts payable and accrued compensation due to the accrual of annual and retention bonuses.
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
Net Cash Provided by (Used in) Investing Activities
During the year ended December 31, 2021, net cash provided by investing activities was $49.2 million, consisting primarily of net maturities of short-term investments of $51.2 million, partially offset by purchases of property and equipment of $2.0 million.
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
Net Cash Provided by Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $36.6 million, consisting of net proceeds from the issuance of long-term debt of $49.6 million and $7.3 million from the issuance of common stock upon exercises of employee stock options and purchases under our employee stock purchase plan, partially offset by $20.3 million related to the payment of deferred acquisition related consideration.
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
Liquidity
Based on our current expectations of the operating environment in 2022, as well as the Deerfield Loans obtained in July 2021 and the Medtronic Financing obtained in September 2021, we believe we have adequate cash and other resources to operate for at least twelve months as a standalone entity from the issuance of this Annual Report on Form 10-K, including funding our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt, lease payments, and other known commitments and contingent liabilities. However, the extent to which the COVID-19 pandemic may continue to materially adversely impact our liquidity is uncertain.

Our cash requirements include the following contractual and other obligations:

Debt
As of December 31, 2021, we had $115.0 million of long-term debt outstanding, inclusive of $65.0 million of Convertible Notes, $20.0 million of Deerfield Loans, and $30.0 million of Medtronic Financing. None of the principal on our long-term debt or the interest payments associated with the Medtronic Financing are current; however, accrued interest as of December 31, 2021 in the amount of $1.0 million pertaining to the Convertible Notes and Deerfield Loans is due within the next twelve months.

Our obligations under the Deerfield Loans are secured by substantially all of our assets, which includes springing control of our primary deposit and security accounts pursuant to a Deposit Account Control Agreement and Security Account Control Agreement. Deerfield has the ability to exercise exclusive control of these accounts by providing a Notice of Exclusive Control in response to an event of default. As of December 31, 2021, no such notice has been received.

Deferred Purchase Acquisition
Under the terms of the Purchase Agreement for the acquisition of Fiagon totaling €62.5 million, we made an initial €15.0 million ($17.6 million) payment upon closing, a €15.0 million payment plus a €2.5 million purchase price adjustment in October 2021, and will make two annual payments of €15.0 million in each of October 2022 and 2023. In accordance with the terms of the Purchase Agreement, we were required to place $17.5 million (€15.0 million) in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month’s five-day trailing exchange rate.

Retention Bonuses
On September 1, 2021, the Compensation Committee of our Board of Directors approved the implementation of a retention program that covers substantially all of our employees. The program provides for the payment of up to $15.0 million, payable in cash. The timing and amounts of the payments related to this program will depend on the timing of the anticipated Merger and employees remaining active through the earning dates. We are currently recognizing program costs in our consolidated financial statements ratably over the period of service from September 1, 2021 through July 31, 2022. During the year ended December 31, 2021, total costs for the retention program were $7.9 million. As of December 31, 2021, accrued retention bonuses of $7.9 million are due within twelve months.

Leases
We have lease arrangements for certain facilities, including corporate, manufacturing, and warehouse space. As of December 31, 2021, we had fixed lease payment obligations of $24.5 million, with $3.6 million due within twelve months.

Purchase Obligations
Our purchase obligations primarily consist of non-cancellable obligations to acquire inventory, professional services, software subscriptions, and other goods and services. As of December 31, 2021, we had purchase obligations of $12.0 million, with $9.4 million due within twelve months.
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
Critical Accounting Policies, Significant Judgments, and Use of Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
While our significant accounting policies are more fully described in Note 2 of our consolidated financial statements included in this Annual Report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition
We recognize revenue when our customer obtains control of promised goods in an amount that reflects the consideration which we expect to receive in exchange for those goods. To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (“Topic 606”), we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods promised within each contract and determine those that are performance obligations and assess whether each promised good is distinct. The contracts are typically in the form of a purchase order from the customer. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. We must make assumptions regarding the future collectability of amounts receivable from customers to determine whether revenue recognition criteria have been met. The amount of variable consideration that is included in the net sales price may be constrained, and is included in the net sales price, or transaction price, only to the extent that we estimate it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We expense shipping and handling costs as incurred and include them in the cost of sales. In those cases where shipping and handling costs are billed to customers, we classify the amounts billed as a component of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. We expense any incremental costs of obtaining a contract as and when incurred as the expected amortization period of the incremental costs would have been less than one year.
The PROPEL family of products are regulated by the FDA as medical devices. We recognize revenue through sales of our PROPEL family of products to hospitals and ASC located almost entirely in the United States when control of the product is transferred to the customer, typically upon shipment of goods to the customer, satisfying our only performance obligation.
The FDA has approved SINUVA as a drug and it is therefore regulated as such. We sell SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, or Resellers. These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying our only performance obligation. We also recognize Reseller fees, prompt pay discounts, product sale discounts, rebates, returns and other allowances as a reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, we enter into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts may include Medicaid and Tricare rebates, chargebacks related to Federal Supply Schedule of the General Services Administration, Distribution and Pricing Agreement with the Department of Defense and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between us and our direct or indirect customers relating to our sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration our historical experience, the shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known. On the consolidated balance sheets, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.
Inventories
Inventories are valued at the lower of cost, computed on a first-in, first-out basis, or net realizable value. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility costs, freight, handling costs, and consumption are expensed as incurred, and not included in allocable overhead. In periods where the manufacturing is below normal capacity, we will record idle facility charges. We maintain provisions for excess and obsolete inventory based on our estimates of forecasted demand and, where applicable, product expiration. If actual future demand or market conditions are less favorable than we predict, additional inventory write-downs may be required, which could have a material effect on the results of our operations.

Embedded Derivatives Related to Convertible Debt Instruments
The Convertible Notes due in May 2025 have embedded features which were required to be bifurcated upon issuance and then periodically remeasured to fair value separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by our company, or a sale of all or substantially all of our assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. We have utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The embedded features are remeasured to fair value at each balance sheet date with a resulting gain or loss related to the change in the fair value being recorded to other income (expense), net in the consolidated statements of operations. As of December 31, 2021, the fair value of the embedded derivatives was $16.2 million and has been presented together with the Convertible Notes host instrument on the consolidated balance sheets. Changes in our assumptions used to value the embedded derivatives, such as our stock price and the estimated probability of triggering events, could result in material changes in the valuation in future periods. As of December 31, 2021, the maximum value of the liability if a triggering event had occurred would have been $18.6 million.
Assets Held for Sale
We consider assets to be held for sale when our management approves and commits to a plan to dispose of an asset or disposal group. Assets or disposal groups held for sale are recorded initially at the lower of carrying value or estimated fair value, less estimated costs to sell, and adjusted quarterly. Any initial loss and quarterly changes are limited to the carrying value at the date of held for sale classification and are reflected in impairment on assets held for sale in the consolidated statements of operations and comprehensive loss. Upon designation as an asset held for sale or disposal group, we stop recording depreciation and amortization expense on such assets. Costs to sell a disposal group include incremental direct costs to transact the sale and represent the costs that result directly from and are essential to a sale transaction that we would not have incurred had the decision to sell not been made. To the extent that there are losses in excess of the carrying value as of the date of held for sale classification of the assets or disposal group, the losses are recognized upon the date of sale.
The various assets and liabilities of a disposal group are classified as held for sale and presented separately in the appropriate current asset and current liability sections of the consolidated balance sheets prior to the date of sale.
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities and is allocated to reporting units on a relative fair value basis. Acquired identifiable intangible assets include developed technology, distribution network, customer relationships, and trademarks. All of our acquired identifiable intangible assets have finite lives and are amortized over the period of estimated benefit on a straight-line basis, reflecting the pattern of economic benefits associated with these assets. Goodwill and acquired intangible assets with indefinite lives are not amortized, but are subject to an annual impairment review in the third quarter, or if circumstances indicate their carrying value may no longer be recoverable.
The valuation and classification of goodwill and acquired intangible assets and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of goodwill and these intangible assets for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. If conditions are different from management’s current estimates, material write-downs may be required, which would adversely affect our operations results.
The annual goodwill impairment test and quarterly reviews of recoverability of intangible assets conducted in 2021 did not identify impairment associated with goodwill or acquired intangible assets; however, both goodwill and acquired intangible assets were subsequently fully impaired as result of the Fiagon business meeting the criteria for presentation as a held for sale disposal group and the expectation that a sale will be completed contingent on and coterminous with the Medtronic Merger.
Business Combinations
We record assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The excess of the fair value of the purchase consideration transferred over the fair value of net assets acquired is recorded as goodwill. Deferred acquisition related consideration incurred is recorded at its present value and is increased to the ultimate payment amount using the effective interest rate method. The liability is discounted at a market participant’s borrowing rate for debt instruments with similar maturities, security, and other characteristics. Because the purchase consideration is denominated in Euros, it will be remeasured to US Dollars at each subsequent reporting period, with any foreign currency gains and losses recognized in other income (expense). When determining the fair value of assets acquired and liabilities assumed, management is required to make certain estimates and assumptions, especially with respect to acquired intangible assets. We engaged a third-party specialist to assist with this determination. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, the discount rate used to determine the present value of these cash flows, and the determination of the assets’ life cycles. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made.
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
We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors. Stock-based compensation expense is recognized over the requisite service period in the consolidated statements of operations and comprehensive loss. We use the straight-line method for expense attribution for awards with service-based conditions only, and use an accelerated attribution method for awards with performance and market conditions. We have elected to account for forfeitures when they occur.
The valuation model we use for calculating the fair value of awards for stock-based compensation expense, except for market-based awards, is the Black-Scholes option-pricing model, or the Black-Scholes model. For market-based awards, the Monte Carlo simulation model, or the Monte Carlo simulation, is used. Both the Black-Scholes model and Monte Carlo simulation require us to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of our common stock and an assumed risk-free interest rate. The fair market value of our common stock is determined based on the closing price of our common stock on the Nasdaq Global Market. Compensation expense for awards that include a combination of performance and market conditions is also reassessed quarterly taking into consideration the expected outcome of the performance component. Changes in these inputs could result in revised valuations of stock options and market-based awards, impacting our results of operations.
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
As of December 31, 2021 and 2020, we had cash, cash equivalents, short-term investments, and restricted cash of $78.9 million and $105.5 million, respectively. Cash equivalents and short-term investments are composed of money market funds, corporate debt securities and commercial paper. Our investment policy requires investments to be of high credit quality and generally limits the amount of credit exposure to any single issuer or group of issuers. Our objective is the preservation of capital and to maintain proper liquidity to meet our operating requirements while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. Because our short-term investments have a weighted average maturity of not more than one year, we believe the impact of a hypothetical 10% change in market interest rates as of December 31, 2021 and 2020 would not have a material effect on our financial position, results of operations or cash flows.
We are exposed to market risk for changes in interest rates applicable to the $65.0 million of principal amount of Convertible Notes, bearing interest at 4.0% per annum with interest payable quarterly, up to $60.0 million of an aggregate principal amount of Deerfield Loans, bearing interest at 7.5% per annum for drawn amounts and 0.25% for undrawn amounts, with interest payable quarterly, and up to $75.0 million of an aggregate principal amount of Medtronic Financing, bearing interest at 5.0% per annum with interest payable at maturity. The Convertible Notes will mature on May 9, 2025, unless earlier converted or redeemed in accordance with their terms. The Deerfield Loans will mature on July 22, 2026, unless earlier repaid or accelerated, and the Medtronic Financing will mature 180 days following the earlier of (i) the Maturity Date of the Deerfield Loans and (ii) the date on which the Deerfield Loans have been fully paid in cash. As of both December 31, 2021 and 2020, the entire principal amount of the Convertible Notes was outstanding as well as $0.7 million in accrued interest. In addition, as of December 31, 2021, $20.0 million of the Deerfield Loans was outstanding with $0.3 million in accrued interest, and $30.0 million of the Medtronic Financing was outstanding with $0.2 million in accrued interest. For our various debt instruments, any changes in market interest rates will generally affect the disclosed fair value of the instrument and may affect our earnings but not cash flows.
Foreign Currency Risk
The majority of our revenue, expenses, and capital expenditures are transacted in U.S. dollars. However, our operating results are exposed to foreign currency risk, in particular the Euro, due to our acquisition of Fiagon. Furthermore, due to the acquisition of Fiagon, as of December 31, 2021, we have recorded a purchase obligation of €30.0 million, representing two annual payments of €15.0 million. We have entered into window foreign exchange forward contracts for €30.0 million to significantly reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These contracts are due in two annual tranches of €15.0 million, with timing closely aligned to the due dates of the purchase payments. As such, a 10% change in the exchange rate between the U.S. dollar and the Euro would not have a material impact on our financial position, results of operations, or cash flows.
We hold an escrow account as security for the acquisition liability associated with the Fiagon acquisition. This escrow account is required to be maintained at the U.S. dollar equivalent of €15.0 million. If the U.S. dollar were to weaken 10% or more and result in additional funding into the escrow account, it could result in an adverse impact on available cash for operations and payments due under debt facilities.
Item 8.     Financial Statements and Supplementary Data
Please see the consolidated financial statements included in this Annual Report on Form 10-K, beginning on Page F-l following the signature page to this Form 10-K, which are incorporated by reference here.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Intersect ENT, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Intersect ENT, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intersect ENT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 8, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 8, 2022

Item 9B.     Other Information
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from our Definitive Proxy Statement, relating to our 2022 Annual Meeting of Stockholders to be held on June 8, 2022, pursuant to Regulation 14A of the Exchange Act, or Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2021.
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

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements
The consolidated financial statements of the Company are included herein as required under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. See Index to Consolidated Financial Statements on page F-l.
(2) Financial Statement Schedule
Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)
See Part IV, Item 15(b) below.
(b) The following exhibits are filed or incorporated by reference into this Annual Report:

			Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 6, 2021, by and among Medtronic, Inc., a Minnesota corporation, Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic, Inc., and Intersect ENT, Inc., a Delaware corporation.	8-K	001-36545	2.1	8/10/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Convertible Preferred Stock	8-K	001-36545	3.1	5/11/2020
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	6/15/2020
3.4	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36545	4.2	3/9/2021
4.3	Form of Senior Convertible Note	8-K	001-36545	4.1	5/11/2020
4.4	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4
10.1**	Form of Indemnity Agreement between the Registrant and its directors and officers	S-1	333-196974	10.1	7/9/2014
10.2**	2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.2	7/14/2014
10.3**	2013 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.3	7/14/2014
10.4**	2014 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.4	7/14/2014
10.5**	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	8-K	001-36545	10.2	1/20/2017
10.6**	Amended and Restated 2014 Employee Stock Purchase Plan, as approved by Stockholders’ on June 5, 2018	10-Q	001-36545	10.2	8/3/2018
10.7**	Offer Letter by and between the registrant and Christine R. Kowalski, dated as of October 26, 2018	10-K	001-36545	10.27	2/28/2019

			Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
10.8**	Offer Letter by and between the registrant and Thomas A. West, dated as of June 24, 2019	10-Q	001-36545	10.1	8/5/2019
10.9**	Amendment to Offer Letter by and between the registrant and Thomas A. West, effective August 14, 2021	10-Q	001-36545	10.1	11/2/2021
10.10**	Offer Letter by and between the registrant and Richard A. Meier, dated as of November 26, 2019	10-K	001-36545	10.25	2/27/2020
10.11**	Amendment to Offer Letter by and between the registrant and Richard A. Meier, effective August 13, 2021	10-Q	001-36545	10.2	11/2/2021
10.12**	Offer Letter by and between the registrant and Patrick A. Broderick, dated as of November 12, 2020	10-K	001-36545	10.14	3/9/2021
10.13**	Amendment to Offer Letter by and between the registrant and Patrick A. Broderick, effective August 14, 2021	10-Q	001-36545	10.4	11/2/2021
10.14**	Offer Letter by and between the registrant and Reyna M. Fernandez, dated as of November 13, 2020	10-K	001-36545	10.15	3/9/2021
10.15**	Amendment to Offer Letter by and between the registrant and Reyna M. Fernandez, effective August 16, 2021	10-Q	001-36545	10.3	11/2/2021
10.16**	Amended Non-Employee Director Compensation Policy	10-K	001-36545	10.16	3/9/2021
10.17**	Letter from the registrant to Thomas A. West regarding acceleration of certain performance-based awards, dated as of September 7, 2021	10-Q	001-36545	10.5	11/2/2021
10.18**	Letter from the registrant to Richard A. Meier regarding acceleration of certain performance-based awards, dated as of September 7, 2021	10-Q	001-36545	10.6	11/2/2021
10.19	Facility Agreement, dated as of July 22, 2021, by and among Intersect ENT, Inc., certain of Intersect ENT's subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P.	8-K	001-36545	10.1	7/22/2021
10.20	Facility Agreement, dated as of September 25, 2021, by and among Intersect ENT, Inc., certain of Intersect ENT, Inc's subsidiaries from time to time party thereto as guarantors and Medtronic, Inc.	8-K	001-36545	10.1	9/27/2021
10.21	Fiagon AG Medical Technologies Sale and Purchase Agreement, dated as of October 2, 2020	10-Q	001-36545	10.1	11/2/2020
10.22	Facility Agreement, dated as of May 11, 2020, by and among Intersect ENT, Inc., certain of Intersect ENT, Inc’s subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P.	8-K	001-36545	10.1	5/11/2020
10.23	Registration Rights Agreement, dated as of May 11, 2020, by and between Intersect ENT, Inc. and Deerfield Partners, L.P.	8-K	001-36545	10.2	5/11/2020
10.24	Lease by and between the registrant and Menlo Business Park, LLC, dated as of March 2, 2012	S-1	333-196974	10.7	6/23/2014
10.25	First Amendment to Lease by and between the registrant and Menlo Prepi I, LLC, dated as of December 17, 2014	8-K	001-36545	10.1	12/18/2014
10.26	Second Amendment to Lease by and between the registrant, Menlo Prepi I, LLC, and TPI Investors 9, LLC, dated as of December 2, 2019	8-K	001-36545	10.1	12/5/2019
10.27	Third Amendment to Lease by and between the registrant, Menlo Prepi I, LLC, and TPI Investors 9, LLC, dated as of December 22, 2020	8-K	001-36545	10.1	12/23/2020
10.28†	Supply Agreement between the registrant and Hovione Inter AG., dated as of January 20, 2020	10-Q	001-36545	10.1	5/11/2020

			Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
10.29†	Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of Supply January 28, 2014	S-1	333-196974	10.17	6/23/2014
10.30†	Amendment No. 1 to Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of February 22, 2016	10-Q	001-36545	10.4	5/9/2016
10.31†	Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of November 14, 2013	S-1	333-196974	10.18	6/23/2014
10.32†	Amendment No. 1 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of October 7, 2015	10-K	001-36545	10.26	2/25/2016
10.33†	Amendment No. 2 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of August 17, 2016	10-K	001-36545	10.30	2/28/2017
10.34†	Master Services Agreement by and between the registrant and Polymer Solutions Incorporated, dated as of April 1, 2016	10-Q	001-36545	10.5	5/9/2016
10.35†	Processing Agreement by and between the registrant and Isomedix Operations Inc., dated as of February 1, 2019	10-Q	001-36545	10.1	5/7/2019
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Intersect ENT, Inc.

Date: March 8, 2022	By:	/S/ THOMAS A. WEST
Thomas A. West President and Chief Executive Officer

Date: March 8, 2022	By:	/S/ RICHARD A. MEIER
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

Name	Title	Date

/s/ THOMAS A. WEST	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2022
Thomas A. West

/s/ RICHARD A. MEIER	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2022
Richard A. Meier

/s/ KIERAN T. GALLAHUE	Chairman of the Board and Director	March 8, 2022
Kieran T. Gallahue

/s/ NEIL A. HATTANGADI	Director	March 8, 2022
Neil A. Hattangadi

/s/ TERESA L. KLINE	Director	March 8, 2022
Teresa L. Kline

/s/ CYNTHIA L. LUCCHESE	Director	March 8, 2022
Cynthia L. Lucchese

/s/ DANA G. MEAD, JR.	Director	March 8, 2022
Dana G. Mead, Jr.

/s/ ELISABETH SANDOVAL-LITTLE	Director	March 8, 2022
Elisabeth Sandoval-Little

INTERSECT ENT, INC.
Index to Consolidated Financial Statements
For the Three Fiscal Years Ended
December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Intersect ENT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intersect ENT, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable.

Auditing management's annual quantitative goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair values of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, EBITDA margin, and terminal growth rates, which are affected by expectations about future market or economic conditions. There were no impairment charges resulting from the Company's annual impairment test during the third quarter. Subsequent to the annual impairment test, the goodwill was determined to be part of an asset group that was classified as Assets Held for Sale as of December 31, 2021. Based on the fair value of the asset group at December 31, 2021 being less than its carrying value, the Company's goodwill of $47 million was fully impaired and the goodwill balance was $0 at December 31, 2021.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's annual goodwill impairment testing process, including controls over management's review of the significant data and assumptions described above.

To test the estimated fair values of the Company's reporting units as of its assessment date during the third quarter, we performed audit procedures that included, among others, assessing methodologies, testing the significant assumptions discussed above used to develop the prospective financial information and testing the underlying data used by the Company in its analysis. We compared the prospective financial information developed by management to the historical performance of each reporting unit as well as current industry and economic trends, and evaluated the expected impacts of the Company's operating strategies and initiatives on the significant assumptions. In addition, we tested management's reconciliation of the fair value of the reporting units to the market capitalization of the Company. We involved our valuation specialists to assist in evaluating the methodologies used by the Company, the discount rate assumptions and the calculations of each reporting unit's fair value.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Indianapolis, Indiana
March 8, 2022

INTERSECT ENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$38,397	$13,521
Short-term investments	22,618	74,506
Accounts receivable, net	17,326	14,592
Inventories, net	18,599	12,054
Assets held for sale	5,353	—
Prepaid expenses and other current assets	3,704	3,494
Total current assets	105,997	118,167
Property and equipment, net	4,995	5,624
Operating lease right-of-use assets	15,149	17,151
Intangible assets, net	—	21,193
Goodwill	—	46,639
Restricted cash	17,887	17,500
Other non-current assets	2,839	1,107
Total assets	$146,867	$227,381
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,888	$6,042
Accrued compensation	20,501	13,559
Deferred acquisition related consideration, current	17,013	21,071
Liabilities held for sale	5,353	—
Other current liabilities	5,405	3,575
Total current liabilities	57,160	44,247
Operating lease liabilities	14,709	17,736
Long-term debt	127,346	63,650
Deferred acquisition related consideration, non-current	15,409	33,167
Deferred tax liability	—	1,569
Other non-current liabilities	1,312	—
Total liabilities	215,936	160,369
Commitments and contingencies (note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; Authorized shares: 9,994 as of December 31, 2021 and 9,994 as of December 31, 2020; Issued and outstanding shares: none	—	—
Series DF-1 convertible preferred stock, $0.001 par value; Authorized shares: 6 as of December 31, 2021 and as of December 31, 2020; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000; Issued and outstanding shares: 33,641 as of December 31, 2021 and 32,936 as of December 31, 2020	34	33
Additional paid-in capital	393,617	370,053
Accumulated other comprehensive income (loss)	(10)	1
Accumulated deficit	(462,710)	(303,075)
Total stockholders’ equity (deficit)	(69,069)	67,012
Total liabilities and stockholders’ equity (deficit)	$146,867	$227,381
See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$106,748	$80,554	$109,142
Cost of sales	30,012	30,306	21,773
Gross profit	76,736	50,248	87,369
Operating expenses:
Selling, general and administrative	122,068	98,550	108,480
Research and development	27,944	19,350	24,283
Impairment on assets held for sale	67,765	—	—
Total operating expenses	217,777	117,900	132,763
Loss from operations	(141,041)	(67,652)	(45,394)
Interest expense	(6,437)	(2,752)	—
Other income (expense), net	(13,847)	(2,331)	2,400
Loss before income taxes	(161,325)	(72,735)	(42,994)
Income tax (benefit)	(1,690)	(416)	—
Net loss	(159,635)	(72,319)	(42,994)
Other comprehensive income:
Unrealized (loss) gain on short-term investments, net	(11)	(52)	94
Comprehensive loss	$(159,646)	$(72,371)	$(42,900)
Net loss per share, basic and diluted	$(4.80)	$(2.22)	$(1.37)
Weighted average common shares used to compute net loss per share, basic and diluted	33,272	32,615	31,388

See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2018	30,745	$31	$308,766	$(41)	$(187,762)	$120,994
Issuance of common stock and exercise of stock options	1,490	1	19,547	—	—	19,548
Stock-based compensation expense	—	—	20,416	—	—	20,416
Unrealized gain on short-term investments	—	—	—	94	—	94
Net loss	—	—	—	—	(42,994)	(42,994)
Balance as of December 31, 2019	32,235	32	348,729	53	(230,756)	118,058
Issuance of common stock and exercise of stock options	701	1	6,903	—	—	6,904
Stock-based compensation expense	—	—	14,421	—	—	14,421
Unrealized loss on short-term investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(72,319)	(72,319)
Balance as of December 31, 2020	32,936	33	370,053	1	(303,075)	67,012
Issuance of common stock and exercise of stock options	705	1	7,287	—	—	7,288
Stock-based compensation expense	—	—	16,277	—	—	16,277
Unrealized loss on short-term investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(159,635)	(159,635)
Balance as of December 31, 2021	33,641	$34	$393,617	$(10)	$(462,710)	$(69,069)
See Accompanying Notes to Consolidated Financial Statements

INTERSECT ENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(159,635)	$(72,319)	$(42,994)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,812	2,841	2,667
Non-cash lease expense	1,977	2,225	1,234
Stock-based compensation expense	16,456	14,958	20,149
Amortization of net investment premium (discount)	673	378	(1,201)
Amortization of debt transaction costs and accretion of debt discount	938	561	—
Impairment of property, equipment, and intangible assets	775	—	—
Impairment on assets held for sale	67,765	—	—
Interest expense on deferred acquisition related costs	1,865	494	—
Loss (gain) on foreign currency forward contracts	3,044	(833)	—
Foreign currency remeasurement loss (gain)	(2,498)	2,233	—
Change in fair value of embedded derivatives	13,138	1,248	—
Income tax (benefit)	(1,690)	(436)	—
Changes in operating assets and liabilities, net of held for sale:
Accounts receivable, net	(4,279)	5,001	503
Inventories, net	(10,297)	6,578	(5,148)
Prepaid expenses and other assets	(4,520)	(564)	(14)
Accounts payable	4,170	1,483	(1,236)
Accrued compensation	9,411	498	437
Other liabilities	(1,572)	(40)	(1,648)
Net cash used in operating activities	(59,467)	(35,694)	(27,251)
Investing activities:
Purchases of short-term investments	(23,688)	(139,350)	(110,267)
Maturities of short-term investments	74,892	99,606	132,885
Proceeds from sale of short-term investments	—	34,794	—
Purchases of property and equipment	(2,024)	(873)	(3,727)
Cash paid for acquisition, net	—	(16,922)	—
Net cash provided by (used in) investing activities	49,180	(22,745)	18,891
Financing activities:
Proceeds from debt financing, net of issuance costs	49,588	61,841	—
Payment of deferred acquisition related consideration	(20,288)	—	—
Proceeds from issuance of common stock and exercise of stock options	7,288	6,903	19,548
Net cash provided by financing activities	36,588	68,744	19,548
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(390)	64	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,911	10,369	11,188
Cash, cash equivalents, and restricted cash:
Beginning of the period	31,021	20,652	9,464
Reclassification to assets held for sale during the period	(648)	—	—
End of the period, excluding amounts classified as assets held for sale	$56,284	$31,021	$20,652
Supplementary cash flow information of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease obligations	$—	$—	$117
Right-of-use asset remeasurement related to lease extension	362	7,129	11,525
Lessor funded building improvements	670	—	152
Deferred purchase consideration for a business combination	—	51,341	—
Property and equipment included in accounts payable	6	34	104
Supplementary cash flow information:
Cash paid for interest on long-term debt	$3,014	$1,033	$—
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
Under the terms of the Merger Agreement, Medtronic will acquire all outstanding shares of the Company’s common stock in exchange for consideration of $28.25 per share in cash, including all vested and unvested awards, in exchange for consideration of $28.25 per share in cash. Vested and unvested stock options will be redeemed for the difference between $28.25 per option and the respective exercise price. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement provides Medtronic and the Company with certain termination rights and, under certain circumstances, may require that Medtronic or the Company pay a termination fee.
In anticipation of the Merger and with respect to antitrust considerations, the Company has committed to a plan to divest of the recently acquired Fiagon business, which the Company expects to be contingent on and coterminous with the anticipated Merger, and has therefore presented the related assets and liabilities as held for sale on the consolidated balance sheets as of December 31, 2021.
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

Risks and Uncertainties
The Company is subject to risks and uncertainties resulting from the COVID-19 pandemic. The Company cannot predict the extent or duration of the impact of the COVID-19 pandemic on its financial and operating results, as the information regarding the current environment is evolving. Due to the COVID-19 pandemic, the Company’s business has been and will continue to be impacted by patients’ decisions whether or not to undergo sinus surgeries and, as a result, ENT ASC and office procedure volumes may fluctuate. The Company’s operations may be further impacted by COVID-19 due to changes in our manufacturing operations as a result of any future regulations or guidance issued by local and federal authorities. Furthermore, the COVID-19 pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability.
The magnitude of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to: the duration and severity of the pandemic is unknown and could continue longer, and be more severe, than the Company currently expects; the duration, extent and re-occurrence of restrictions impacting its manufacturing operations; the unknown state of the U.S. economy following the pandemic; the level of demand for the Company’s products as the pandemic subsides; and the time it will take for the economy to recover from the pandemic. As of the date of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially adversely impact the Company’s financial results, operating results, or liquidity is uncertain.
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
In association with the acquisition of Fiagon, as of December 31, 2021 and 2020, the Company placed $17.9 million and $17.5 million, respectively with an escrow agent with the seller as beneficiary. These escrow balances are presented as non-current restricted cash on the Company’s consolidated balance sheets based on the timing of the related deferred acquisition payments.

The following table summarizes the Company’s cash, cash equivalents, and restricted cash as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$38,397	$13,521
Restricted cash	17,887	17,500
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$56,284	$31,021
Short-term Investments
Short-term investments, which are classified as available-for-sale, represent highly liquid debt instruments with maturities greater than 90 days at date of purchase. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) until realized. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. Should the Company determine that any unrealized losses on the investments are other-than-temporary, the amount of that impairment to be recognized in earnings will depend on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. Refer to the credit losses accounting policy for further discussion. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Impairment of Long-lived Assets
Long-lived assets consist primarily of property and equipment and definite-lived intangible assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated, performed at the lowest level of identifiable cash flows, which is at the individual asset level or at the asset group level, to the carrying value of the related asset or asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. The Company’s cash flow assumptions consider historical and forecasted revenue and operating costs and other relevant factors. During the year ended December 31, 2021, the Company recognized impairment expense of $0.6 million related to certain property and equipment, primarily recorded in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.
Leases
For agreements with a term of more than twelve months, the Company determines if an agreement is a lease at inception. Operating lease liabilities represent an obligation to make lease payments arising from the lease agreement. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates its incremental borrowing rate as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, of an amount equal to the lease payments in a similar economic environment. Operating lease liabilities are classified as other current and non-current liabilities on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and are classified as other non-current assets. Lease expense is recognized on a straight-line basis over the expected lease term.
Restructuring Activities
During the year ended December 31, 2020, as a response to the COVID-19 pandemic, the Company took pre-emptive actions to curtail spending as its business, revenues, and cash flows had been and were expected to be significantly impacted by the suspension of medical procedures involving its products. These actions included reducing its workforce by 96 employees, or approximately 25% of its workforce. In addition, the Company furloughed 18 employees, or approximately 5% of its workforce, and provided for the cost of certain benefits for those employees while furloughed. The charges related to these actions, including severance benefits for terminated employees and the benefits for furloughed employees, were approximately $0.2 million for the year ended December 31, 2020. The restructuring activities are complete and there are no remaining accrued liabilities related to restructuring activities as of December 31, 2021.
Embedded Derivatives Related to Convertible Debt Instruments
During 2020, the Company issued convertible debt with embedded derivatives that are required to be bifurcated from their host contract and remeasured to fair value at each balance sheet date. Any resulting gain or loss related to the change in the fair value of the embedded derivative is being recorded to other income (expense), net in the consolidated statements of operations and comprehensive loss. Changes in the Company’s assumptions, such as the estimated probability of triggering events and other inputs to the valuation of the embedded derivatives, such as the Company’s stock price, could result in material changes in the valuation in future periods.
Business Combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Deferred acquisition related consideration incurred in connection with a business combination is recorded at its present value upon the acquisition, with any resulting accretion expense recorded as interest expense in the consolidated statements of operations and comprehensive loss.

Assets Held for Sale
The Company considers assets to be held for sale when management approves and commits to a plan to dispose of an asset or disposal group. Assets or disposal groups held for sale are recorded initially at the lower of carrying value or estimated fair value, less estimated costs to sell, and adjusted quarterly. Any initial loss and quarterly changes are limited to the carrying value at the date of held for sale classification and are reflected in impairment on assets held for sale in the consolidated statements of operations and comprehensive loss. Upon designation as an asset held for sale or disposal group, the Company stops recording depreciation and amortization expense on such assets. Costs to sell a disposal group include incremental direct costs to transact the sale and represent the costs that result directly from and are essential to a sale transaction that would not have been incurred by the entity had the decision to sell not been made. To the extent that there are losses in excess of the carrying value as of the date of held for sale classification of the assets or disposal group, the losses are recognized upon the date of sale.

The various assets and liabilities of a disposal group are classified as held for sale and presented separately in the appropriate current asset and current liability sections of the consolidated balance sheets prior to the date of sale. See Note 8 for more information.

Goodwill and Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities and is allocated to reporting units on a relative fair value basis. Goodwill is not amortized but is tested for impairment at least annually during the third quarter, or if circumstances indicate their value may no longer be recoverable. The Company operates in two segments and has combined them into a single reportable segment as one of them is insignificant and has a majority of economic characteristics that are similar in nature to the other.
Intangible assets acquired in a business combination are recorded at fair value. Identifiable finite-lived intangible assets are amortized over the period of estimated benefit on a straight-line basis, reflecting the pattern of economic benefits associated with these assets. The estimated useful lives of the Company’s finite-lived intangible assets generally range from three to ten years.
Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. To determine revenue recognition for arrangements that the Company determines are within the scope of Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (“Topic 606”), the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. The contracts are typically in the form of a purchase order from the customer. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. The Company’s typical payment terms are between approximately 30 to 90 days. The Company expenses shipping and handling costs as incurred and includes them in the cost of sales. In those cases where shipping and handling costs are billed to customers, the Company classifies the amounts billed as a component of revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. The Company expenses any incremental costs of obtaining a contract as and when incurred as the expected amortization period of the incremental costs would have been less than one year.
The PROPEL family of products are regulated by the FDA as medical devices. The Company recognizes revenue through sales of its PROPEL family of products to hospitals and ASC located almost entirely in the United States when control of the product is transferred to the customer, typically upon shipment of goods to the customer, satisfying the Company’s only performance obligation.
The FDA has approved SINUVA as a drug and it is therefore regulated as such. The Company sells SINUVA to a limited number of specialty pharmacies and specialty distributors in the United States, (“Resellers”). These Resellers subsequently sell SINUVA to health care providers. Revenue from SINUVA sales are recognized when control of the product is transferred to the Resellers, typically upon receipt of goods by the Reseller, satisfying the Company’s only performance obligation. The Company recognizes Reseller fees, prompt pay discounts, product sales discounts, rebates, returns and other allowances as an estimated reduction of revenue in the same period the related revenue is recognized. In addition to the agreements with the Resellers, the Company enters into arrangements with governmental agencies that result in rebates, chargebacks and discounts with respect to the purchase of SINUVA. These amounts may include Medicaid and Tricare rebates, chargebacks related to Federal Supply Schedule of the General Services Administration, Distribution and Pricing Agreement with the Department of Defense and 340B of the Public Health Service Act as well as other allowances that may be offered within contracts between the Company and its direct or indirect customers relating to the Company’s sales of SINUVA, collectively referred to as “Discounts and Rebates.” Discounts and Rebates are based on amounts owed or expected to be owed on the related sales. These estimates take into consideration the Company’s historical experience, the remaining shelf life of the product, current contractual and statutory requirements, specific known market events and trends and industry data. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known. On the consolidated balance sheets, such amounts are generally classified as reductions of accounts receivable if the amount is payable to the Resellers, or a current liability if the amount is payable to a party other than the Reseller.
Multiple-Element Arrangements
The Company may, from time to time, enter into lease arrangements with certain qualified customers in connection with commitments to purchase consumable products to accompany the use of the equipment. Leases have terms that generally range from 24 to 48 months and are usually collateralized by a security interest in the underlying assets. For all periods presented, revenue from these arrangements was not material.
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

Stock-based Compensation
The Company maintains equity incentive plans to provide long-term incentives for employees and members of the Board of Directors. The plans allow for the issuance of non-statutory and incentive stock options and restricted stock units to employees and non-statutory stock options to non-employee directors.
The Company is required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors, including employee stock options and restricted stock units. Stock-based compensation expense is recognized over the requisite service period in the consolidated statements of operations and comprehensive loss. The Company uses the straight-line method for expense attribution for awards with service-based conditions only, and uses an accelerated attribution method for awards with performance and market conditions. The Company has elected to account for forfeitures when they occur.
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
Compensation expense for awards that include a combination of performance and market conditions is also reassessed quarterly taking into consideration the expected outcome of the performance component.
Advertising Expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $1.3 million, $0.8 million and $1.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances against deferred tax assets are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest related to uncertain tax positions within interest expense and any penalties within other income (expense), net in the consolidated statement of operations and comprehensive loss.
Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalent shares from dilutive stock options, employee stock purchases and restricted stock units outstanding during the period, as well as stock issuable upon the conversion of the Convertible Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive securities were antidilutive in those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Year Ended December 31,
	2021	2020	2019
Common stock options	2,930	3,172	3,209
Market-based performance stock options	427	427	427
Restricted stock units	528	488	511
Market-based performance stock units	269	130	89
Employee stock purchase plan shares	—	63	70
Stock issuable upon conversion of convertible notes	6,309	6,309	—
	10,463	10,589	4,306
The Company uses the if-converted method for calculating any potential dilutive effects of the Convertible Notes. The Company did not adjust the net losses for the years ended December 31, 2021 and 2020 to eliminate any interest expense related to the Convertible Notes (see Note 11) in the computation of diluted loss per share, or calculate the potential common shares from conversion, as the effects would have been anti-dilutive. The shares presented above represent the maximum number of convertible shares which can be issued subject to the make-whole increase to the conversion rate upon certain events.
Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses on short-term investments.
Segment, Geographical and Customer Concentration
The Company operates in two segments and has combined them into a single reportable segment as one of them is insignificant and has a majority of economic characteristics that are similar in nature to the other. The Company’s long-lived tangible assets and revenue are predominantly based in the United States. No single customer accounted for more than 10% of revenue during the years ended December 31, 2021, 2020 and 2019, and no single customer accounted for more than 10% of accounts receivable as of December 31, 2021 and 2020.
Accounting Pronouncements
Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for the Company beginning in 2021. The adoption of the standard did not result in a material impact to the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The Company early adopted this standard and became effective beginning in 2021. The adoption of the standard had no impact to the Company’s consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables- Nonrefundable Fees and Other Costs (“ASU 2020-08”). ASU 2020-08 clarifies the accounting for the amortization period for certain purchased callable debt securities held at a premium by giving consideration to securities which have multiple call dates. ASU 2020-08 became effective for the Company beginning in 2021. The adoption of the standard had no impact to the Company’s consolidated financial statements.

3.    Composition of Certain Financial Statement Items

Accounts Receivable, net (in thousands):

	December 31,
	2021	2020
Accounts receivable	$17,948	$15,079
Allowance for doubtful accounts	(622)	(487)
	$17,326	$14,592

The reserve for credit losses on accounts receivable for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Beginning	$487	$131	$80
Additions from acquisition	—	175	—
Charges, net of recoveries	332	221	94
Write-offs	(140)	(40)	(43)
Reclassification to held for sale	(57)	—	—
Ending	$622	$487	$131
Inventories, net (in thousands):

	December 31,
	2021	2020
Raw materials	$3,122	$2,865
Work-in-process	4,113	3,411
Finished goods	11,364	5,778
	$18,599	$12,054
In 2020, as a result of a shut-down in production associated with shelter-in-place orders by state authorities and the Company’s decision to extend the suspension of production for an additional period of time, production volume was less than normal and the Company recorded associated idle capacity expense of $6.1 million. Due to a decline in projected product sales, the Company also increased its reserve for excess and obsolete inventory by $0.8 million during the year ended December 31, 2020. During the year ended December 31, 2021, the Company operated at normal capacity and no such charges were recorded. Inventory reserves were $1.1 million and $1.5 million as of December 31, 2021 and 2020, respectively.
Capitalized stock-based compensation expense of $0.1 million and $0.3 million was included in inventory as of December 31, 2021 and 2020, respectively.

Property and Equipment, net (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$2,370	$2,159
Furniture and office equipment	1,598	1,611
Laboratory and manufacturing equipment	8,057	8,939
Leasehold improvements	4,103	3,385
	16,128	16,094
Less: accumulated depreciation and amortization	(11,133)	(10,470)
	$4,995	$5,624
Cloud Computing Implementation Costs
During the year ended December 31, 2021, the Company capitalized certain implementation costs associated with hosting arrangements that are service contracts. The implementation costs primarily pertained to a new company-wide ERP system, customer relationship management software, and human resource management software. Total implementation costs capitalized and the amortization expense during the year ended December 31, 2021 was $3.6 million and $0.2 million, respectively. As of December 31, 2021, capitalized implementation costs of $1.1 million and $2.2 million were presented in prepaid expenses and other current assets and other non-current assets, respectively.

Disaggregation of Revenues
The following table disaggregates our product sales by product (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
PROPEL family of products	$91,117	$74,335	$104,657
SINUVA	9,074	5,315	4,485
VenSure, CUBE, and accessories	6,557	904	—
	$106,748	$80,554	$109,142

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
If the carrying value of a definite-lived or indefinite-lived intangible asset is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the estimated fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine the fair value.
Cash, Cash Equivalents and Short-term Investments
The following is a summary of the Company’s unrealized gains and losses related to its cash, cash equivalents, and short-term investments in marketable securities designated available-for-sale (in thousands):

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2021		Gains	Losses
Level 1:
Cash	$9,101	$—	$—	$9,101	$9,101	$—
Money market funds	29,296	—	—	29,296	29,296	—
	38,397	—	—	38,397	38,397	—
Level 2:
U.S. treasury bills	7,080	—	(5)	7,075	—	7,075
Corporate debt securities	9,557	—	(5)	9,552	—	9,552
Commercial paper	5,991	—	—	5,991	—	5,991
	22,628	—	(10)	22,618	—	22,618
	$61,025	$—	$(10)	$61,015	$38,397	$22,618

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2020		Gains	Losses
Level 1:
Cash	$9,755	$—	$—	$9,755	$9,755	$—
Money market funds	2,762	—	—	2,762	2,762	—
	12,517	—	—	12,517	12,517	—
Level 2:
U.S. treasury bills	49,698	4	(3)	49,699	1,004	48,695
Corporate debt securities	6,307	—	(2)	6,305	—	6,305
U.S. government agency bonds	19,504	3	(1)	19,506	—	19,506
	75,509	7	(6)	75,510	1,004	74,506
	$88,026	$7	$(6)	$88,027	$13,521	$74,506
There were no transfers in and out of Level 1 and Level 2 during the years ended December 31, 2021, 2020, and 2019.
The following table summarizes the contractual maturity of the Company’s cash equivalents and short-term investments as of December 31, 2021 (excluding cash and money-market funds):

	Amortized Cost	Fair Value
Maturity in less than one year	$19,617	$19,609
Maturity in one to five years	3,011	3,009
Total	$22,628	$22,618
As of December 31, 2020, the Company had no investments with a contractual maturity of greater than one year.
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the years ended December 31, 2021, 2020 and 2019. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. The Company concluded that any unrealized losses on investments as of December 31, 2021 and 2020 were not attributed to credit.
Convertible Notes Embedded Derivatives
The Convertible Notes due in 2025 (see Note 11) have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change in control, upon optional redemption by the Company, or a sale of all or substantially all of the Company’s assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. The Company has utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events, and time to maturity. The fair value measurements of the embedded derivatives are classified as Level 3 financial instruments. As of December 31, 2021, the fair value of the embedded features was $16.2 million and has been presented together with the Convertible Notes host instrument on the consolidated balance sheets. Changes in the fair value of the Company’s Level 3 liabilities were as follows (in thousands):

December 31, 2021
Balance as of December 31, 2019	$—
Additions	1,800
Fair value adjustment	1,248
Balance as of December 31, 2020	3,048
Additions	—
Fair value adjustment	13,138
Balance as of December 31, 2021	$16,186
The change in fair value of embedded derivatives for the year ended December 31, 2021 was a $13.1 million loss compared to a $1.2 million loss for the year ended December 31, 2020, each of which was recorded in other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss. The increase in the fair value of the embedded derivative liability during the year ended December 31, 2021 was due to the increased probability of triggering events as a result of the pending acquisition with Medtronic.

5.    Derivative Financial Instruments
The Company’s deferred purchase consideration related to the Fiagon acquisition exposed it to foreign currency exchange risk between rate fluctuations of the U.S. dollar and the Euro. To manage this risk, the Company entered into a series of foreign currency exchange forward contracts. In general, gains and losses related to these contracts are expected to be substantially offset by corresponding gains and losses on the remeasurement of the deferred purchase consideration each reporting period. The risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (e.g., those contracts that have a positive fair value) at the date of default. The Company does not enter into derivative contracts for trading purposes. During the year ended December 31, 2021, one of the foreign currency forward contracts was exercised in order to make the first deferred acquisition payment for the Fiagon acquisition.
The derivative instruments the Company uses to economically hedge this exposure are not designated as accounting hedges and, as a result, changes in their fair value are recorded in other income (expense), net in its consolidated statements of operations and comprehensive loss. The derivative assets and liabilities are measured using Level 2 fair value inputs.
The Company had gross notional amounts (in EUR) with USD equivalents of $36.9 million and $55.0 million on foreign currency exchange contracts not designated as hedging instruments outstanding as of December 31, 2021 and 2020 as follows (in thousands):

	Year Ended December 31,
	2021	2020
Notional amounts:
Forward contracts	€30,000	€45,000
Gross fair value recorded in:
Prepaid expenses and other current assets	$—	$275
Other non-current assets	$—	$558
Other current liabilities	$1,141	$—
Other non-current liabilities	$1,070	$—

The following table summarizes the effect of the Company’s foreign currency exchange contracts on its consolidated statements of operations and comprehensive loss recognized in other income (expense), net (in thousands):

	Year Ended December 31,
	2021	2020
Recognized gains (losses) on foreign currency exchange contracts	$(3,045)	$833
Foreign exchange gains (losses) on remeasurement of deferred acquisition related consideration	$3,785	$(2,388)
6.    Business Combinations
On October 2, 2020, the Company acquired all of the outstanding equity interests of Fiagon and its subsidiaries. Fiagon develops, and commercializes globally, innovative electromagnetic surgical navigation systems and an associated suite of surgical tools and sinus dilation balloons targeted to the ENT surgical space. The transaction increases the Company’s product portfolio as well as its ability to serve customers and patients in the U.S., Europe and elsewhere. Assets and operations acquired included developed technologies, a distribution network, customer relationships, trademarks, certain personnel, and net tangible assets, which collectively met the definition of a business. Under the terms of the Purchase Agreement for the acquisition of Fiagon, the Company made an initial €15.0 million ($17.6 million) payment upon closing in October 2020, made the first €15.0 million as well as a €2.5 million working capital purchase price adjustment in October 2021, and will make €15.0 million annual payments for each of the subsequent two years. The total purchase consideration is denominated in Euros with an equivalent value of $69.3 million, which included an upfront cash payment of $17.6 million, and deferred payments of $51.7 million, of which $17.5 million (€15.0 million equivalent) of cash was placed in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month’s five-day trailing exchange rate. The restrictions on cash held in escrow will be released upon payment of the last deferred purchase payment due in October 2023. In addition, the Company entered into agreements to pledge the shares of Fiagon and its intellectual property as security for the deferred payments. The share pledge expires upon payment of the last deferred purchase payment due in October 2023 and the intellectual property pledge expires upon payment of the third installment due in October 2022.
The Company recorded $4.6 million of tangible assets, primarily consisting of $2.2 million of inventory, offset by liabilities assumed of $4.2 million, including deferred tax liabilities of $2.2 million. In addition, the Company recorded $21.9 million of intangible assets and $46.6 million in residual goodwill. Goodwill arising from the business combination consists largely of the synergies and economies of scale expected from combining the operations of the Company and Fiagon, as well as the value of Fiagon’s assembled workforce. Intangible assets included patents and developed technology, a distribution network, customer relationships, and trademarks, which were originally to be amortized over a period of 9.1 years. The Company’s management utilized a specialist to assist in the valuation. Key assumptions included in the valuation were (1) the amount and timing of future revenues, expenses, and other cash flows, and (2) the discount rate used to determine the present value of these cash flows. The goodwill is not amortizable for income tax purposes. During the year ended December 31, 2021, the Company finalized its purchase accounting and recorded a measurement period adjustment to increase goodwill and purchase consideration by $0.4 million, to $47.0 million upon agreement with the Sellers of the installment payment paid in October 2021, and as a result of completing its assessment of tax exposure related to pre-acquisition periods.
For the years ended December 31, 2021 and 2020, the Company has included the results of the acquired business, since its acquisition date, in its consolidated financial statements. For the years ended December 31, 2021 and 2020, Fiagon contributed approximately $6.6 million and $0.9 million in revenue, as well as $10.5 million and $2.3 million in net loss, respectively. As of the date of acquisition, the total amount of deferred consideration was recorded at its present value. At the end of each reporting period, accretion of the liability is recorded to interest expense in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, $1.9 million and $0.5 million of interest expense was recorded, respectively. As of December 31, 2021 and 2020, the present value of the deferred acquisition consideration was $32.4 million and $54.2 million, respectively. The liability is discounted at a market participant’s borrowing rate for debt instruments with similar maturities, security, and other characteristics. Total costs recognized with the transaction to date are $6.1 million of transaction and integration costs, which have been recognized in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.
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
Goodwill
The Company completed its annual goodwill impairment assessment during the third quarter of 2021 and determined that no indicators of impairment existed. Subsequently, as of December 31, 2021, the Company committed to a plan to divest of the

Fiagon business in contemplation of the pending transaction with Medtronic. The circumstances surrounding the divestiture of Fiagon significantly reduced the estimated fair value of the business. As a result, goodwill was fully impaired as of December 31, 2021. Refer to Note 8 for further details.
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
Amortization expense related to intangible assets was $2.8 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company recognized impairment expense of $0.2 million, related to the remaining trademarks’ value as a result of a decision to rebrand the associated products, which was recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Additionally, as of December 31, 2021, the Company’s entire portfolio of intangible assets was included in the disposal group of assets and liabilities held for sale in connection with the plan to divest of Fiagon, and no further amortization is expected on intangible assets while designated as held for sale. Refer to Note 8 for further details.
7.    Leases
As of December 31, 2021, the Company had four leased facilities under operating lease agreements. Rent expense was $5.2 million, $4.3 million and $2.4 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, two of the leased facilities were classified as held for sale. See Note 8 for further details.

Operating lease liabilities (in thousands):

	December 31,
	2021	2020
Current portion presented in other current liabilities	$1,975	$762
Non-current portion presented in operating lease liabilities	14,709	17,736
	$16,684	$18,498
Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2021, 2020 and 2019, was $4.4 million, $2.2 million, and $1.8 million, respectively, and were included in net cash used in operating activities in the consolidated statements of cash flows.

Future minimum annual operating lease payments are as follows (in thousands):

Years Ending December 31,	December 31, 2021
2022	$3,645
2023	4,088
2024	4,126
2025	4,058
2026	4,200
Thereafter	4,347
Total minimum payments	24,464
Less: present value adjustment	(5,931)
Less: tenant improvement allowance	(1,849)
Total	$16,684

	December 31,
	2021	2020
Weighted-average remaining lease term (years)	5.9	6.8
Weighted-average discount rate	9.5%	9.5%
8.    Assets and Liabilities Held for Sale
During the year ended December 31, 2021, in connection with the announcement of the anticipated Merger with Medtronic and with respect to antitrust considerations, the Company committed to a plan for the sale of Fiagon and concluded that as of December 31, 2021, Fiagon met all of the held for sale criteria. The Company’s management does not consider this to be a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore does not qualify for reporting as a discontinued operation.
During the year ended December 31, 2021, the Company recognized an impairment loss of $67.8 million in the consolidated statements of operations and comprehensive loss to adjust the carrying value of the disposal group to fair value less costs to sell. The impairment is a result of the circumstances surrounding the pending transaction with Medtronic, which have led to a plan to sell that is outside of the normal course of business in terms of timing and value expectations.

The following table summarizes the carrying values of the assets and liabilities classified as held for sale as of December 31, 2021 (in thousands):

December 31, 2021
Assets held for sale
Cash and cash equivalents	$558
Accounts receivable, net	1,260
Inventories, net	2,166
Prepaid expenses and other current assets	1,279
Property and equipment, net	—
Operating lease right-of-use assets	—
Intangible assets, net	—
Goodwill	—
Restricted cash	90
Total assets held for sale	5,353

Liabilities held for sale
Accounts payable	1,311
Accrued compensation	2,421
Other current liabilities	1,400
Operating lease liabilities	221
Total liabilities held for sale	5,353
Net assets held for sale	$—
In determining the fair value less selling costs of the disposal group, a total of $1.0 million in selling costs was estimated, of which $0.3 million was deducted from inventories, and the remaining $0.7 million was included in accounts payable. In addition, the Company expects to incur additional losses associated with further capitalizing the disposal group.
9.    Stockholders’ Equity
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
The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued upon the exercise of incentive stock options (“ISOs”) under the 2014 Plan is 10.0 million. ISOs and non-statutory stock options (“NSOs”) may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. ISOs granted under the 2014 Plan generally vest 25% after the completion of twelve months of service and the balance vests in equal monthly installments over the next 36 months of service and expire 10 years from the grant date. New shares are issued upon exercise of options under the stock plan. On January 1, 2021, the total number of shares of common stock reserved for issuance increased by 988,070 shares to 10,922,838 shares reserved since the inception of the 2014 Plan. As of December 31, 2021, 3,625,223 shares remained available for issuance. In January 2017, the Company began issuing restricted stock units (“RSUs”) under the 2014 Plan. The RSUs generally vest annually over three years.
The following is a summary of the Company’s stock option activity and related information (options in thousands):

	Year Ended December 31, 2021
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,599	$22.01
Granted	943	22.52
Exercised	(388)	14.63
Forfeited	(797)	25.33
Outstanding, end of period	3,357	22.22
Exercisable	1,574	23.22
Outstanding options as of December 31, 2021, include an option subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. As of December 31, 2021, these stock options remain unvested.
As of December 31, 2021, the aggregate pre-tax intrinsic value of options outstanding was $19.6 million and options outstanding and exercisable was $8.6 million, as calculated based on the closing price of the Company’s common stock at the end of the period, the weighted-average remaining contractual term of options outstanding was 7.6 years and options outstanding and exercisable was 6.6 years. The aggregate pre-tax intrinsic value of options exercised was $4.0 million, $2.0 million and $11.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.
The following is a summary of the Company’s RSU activity and related information (RSUs in thousands):

	Year Ended December 31, 2021
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	488	$23.88
Awarded	385	23.40
Vested	(210)	24.10
Forfeited	(135)	23.33
Outstanding, end of period	528	23.58
As of December 31, 2021, the aggregate pre-tax intrinsic value of RSUs outstanding was $14.4 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was 1.9 years.

The Company has granted Performance Stock Units (“PSUs”), which are subject to service, performance, and market-based vesting conditions. The following is a summary of the Company’s PSU activity and related information (PSUs in thousands):

	Year Ended December 31, 2021
	PSUs	Weighted Average Fair Value
Outstanding, beginning of period	130	$15.94
Awarded	188	24.99
Forfeited	(49)	21.93
Outstanding, end of period	269	21.16
2021 Grants
In February 2021 and April 2021, the Company granted 166,708 PSUs and 20,687 PSUs, respectively. The shares subject to the PSUs will vest in two tranches, one on the second anniversary from the date of grant provided that certain 2022 revenue targets are met, and the other tranche will vest on the third anniversary from the date of grant. The PSUs will vest ranging between 50%, and 150% depending on 2022 minimum revenue levels ranging from $126.0 million to $161.0 million respectively, with $140.0 million set as the target. Furthermore, the award is subject to a total shareholder return (“TSR”) multiplier measured based on the 30-day average stock price prior to the beginning of the performance period against the average 30-day stock price at the end of the performance period. The TSR Multiplier will be applied at 0.8, 1.0, and 1.2 for the 25th percentile and below, the 50th percentile, and 75th percentile and above, respectively. Upon the end of the two-year period following the date of grant, any remaining unvested shares will be cancelled. The grant date fair value of the PSUs was $4.7 million, as estimated with the Monte Carlo simulation model, using the following assumptions: expected volatility of 61.0%; expected risk-free interest rate of 0.1%, and expected dividend yield of zero percent. The fair value of this award is expected to be recognized ratably over the requisite service period from the date of grant. Compensation cost is recognized based on the highest probable achievement of the performance criteria and was $1.3 million for the year ended December 31, 2021.
2020 Grants
In February 2020, the Company granted 102,685 PSUs. The shares subject to the PSUs will vest on the third anniversary from the date of grant provided that certain 30-day trailing average stock price targets ($37, $46 and $55, respectively) are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested shares will be cancelled. The grant date fair value of the PSUs was $1.8 million, as estimated with the Monte Carlo simulation model, using the following assumptions: expected volatility of 46.7%; expected risk-free interest rate of 1.3%, and expected dividend yield of zero percent. The fair value of this award is expected to be recognized ratably over the three-year service period from the date of grant.
2019 Grants
In July 2019, the Company granted stock options subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. The shares subject to this option will vest on the third anniversary from the date of grant provided that certain 30-day trailing average stock price targets ($32, $40 and $48, respectively) are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested shares will be cancelled. The grant date fair value of this option was $2.9 million, as estimated with the Monte Carlo simulation model, using the following assumptions: expected volatility of 47.3%; expected risk-free interest rate of 1.9%; expected term of 6.5 years; and expected dividend yield of zero percent. The fair value of this option is expected to be recognized ratably over the three-year service period from the date of grant.
In November 2019, the Company granted 89,024 PSUs, subject to both service and market-based vesting conditions. The shares subject to the PSUs will vest on the third anniversary from the date of grant provided that certain 30-day trailing average stock price targets ($28, $34 and $41, respectively) are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested shares will be cancelled. The grant date fair value of the PSUs was $1.3 million, as estimated with the Monte Carlo simulation model, using the following assumptions: expected volatility of 47.3%; expected risk-free interest rate of 1.6%; and expected dividend yield of zero percent. The fair value of this award is expected to be recognized ratably over the three-year service period from the date of grant.
As of December 31, 2021, the aggregate pre-tax intrinsic value of PSUs outstanding was $7.3 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of PSUs outstanding was 1.5 years.
2014 Employee Stock Purchase Plan
In July 2014, the Company’s Board of Directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”) since the inception of the 2014 ESPP. The Company issued 0.1 million shares, 0.1 million shares, and 0.2 million shares during December 31, 2021, 2020, and 2019, respectively. In connection with the proposed transaction with Medtronic, the ESPP remained in effect until November 15, 2021, which was the final purchase date, and subsequently no longer offered.
10.    Stock-based Compensation Expense
Total stock-based compensation expense recognized is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of sales	$1,543	$1,805	$1,273
Selling, general and administrative	12,901	11,493	15,709
Research and development	2,012	1,660	3,167
	$16,456	$14,958	$20,149
As of December 31, 2021, the total compensation expense not yet recognized for the 2014 Plan was $27.5 million. This expense will be recognized ratably over a weighted average period of 2.3 years and will be adjusted for subsequent forfeitures.
For stock options, the Company estimates the fair value of stock-based compensation on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the fair market value of the Company’s common stock, volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The historical volatility data was computed using the daily closing prices for the included companies’ shares during the equivalent period of the calculated expected term of the share-based payments. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.
The fair value of options granted to employees or directors during the periods presented below were estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	6.0	6.0	6.0
Expected volatility	66.0%	58.0%	48.0%
Risk-free interest rate	0.7%	0.9%	2.2%
Dividend yield	0.0%	0.0%	0.0%
Fair value	$13.29	$10.87	$11.74

The fair value of stock purchase rights granted under the 2014 ESPP to employees was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	0.5	0.5	0.5
Expected volatility	52.0%	82.0%	49.0%
Risk-free interest rate	0.0%	0.1%	2.0%
Dividend yield	0.0%	0.0%	0.0%
Fair value	$5.29	$5.67	$6.71

11.    Long-Term Debt
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
On or after the date that is the second anniversary of the issuance date (May 11, 2022), the Company may redeem up to $32.5 million of the principal amount of Convertible Notes if:
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

On or after the date that is the third anniversary of the issuance date (May 11, 2023), the Company may redeem up to the entire $65.0 million original principal amount of Convertible Notes if:
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
The Company is obligated to notify the holders of the Convertible Notes no less than ten trading days nor more than sixty calendar days prior to any such redemption. During the period from the date on which the Company delivers an optional redemption notice until the date the optional redemption price is paid to holders, if a holder elects to convert its Convertible Notes, it will receive the shares otherwise issuable upon conversion of the Convertible Notes, plus an additional number of shares determined in accordance with the Convertible Notes. To the extent the holder would be prohibited due to the Beneficial Ownership Cap to convert its Convertible Notes during such period, such holder would be entitled to convert all or any portion of its Convertible Notes into shares of Series DF-1 Preferred Stock of the Company (such conversion, a “Preferred Stock Conversion”). The number of Series DF-1 Preferred Stock issuable upon a Preferred Stock Conversion shall be determined by dividing the number of shares of common stock of the Company that it would be entitled to receive from such conversion by 1,000. See Note 9 for discussion on the rights and privileges of Series DF-1 Preferred Stock. Upon any conversion of the Convertible Notes in connection with a major transaction, redemption of the Convertible Notes in connection with a major transaction or an optional redemption, holders of the Convertible Notes will also be entitled to a make-whole increase to the conversion rate or make-whole interest provision.
The Company is subject to a number of affirmative and restrictive covenants pursuant to the Facility Agreement, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other unsecured indebtedness and transactions with affiliates, among other covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. As of December 31, 2021, the Company was in compliance with all covenants pertaining to the Convertible Notes.
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
As of December 31, 2021 and 2020, the net carrying amount of the Convertible Notes recorded within long-term debt on the consolidated balance sheets was as follows (in thousands):

	December 31,
	2021	2020
Outstanding principal amount of convertible notes	$65,000	$65,000
Unamortized debt discount and transaction costs	(3,485)	(4,398)
Fair value of embedded derivatives	16,186	3,048
Convertible notes, net	$77,701	$63,650
The convertible debt discount and transaction costs are being amortized to expense over the term of the Notes. For the year ended December 31, 2021 and 2020, the accretion of the convertible debt discount and amortization of debt issuance costs was $0.9 million and $0.6 million, respectively, and was included in interest expense in the consolidated statements of operations and comprehensive loss. The accrued interest on the outstanding principal of $65.0 million as of both December 31, 2021 and 2020 was $0.7 million and was included in other current liabilities on the consolidated balance sheets.
The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate as well as a convertible lattice model for the embedded features. As of December 31, 2021, the fair value of the Company’s Convertible Notes was $133.9 million.

Deerfield Loans
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

The Deerfield Loans bear interest at 7.5% per annum, payable quarterly in arrears on October 15, January 15, April 15, and July 15 of each year, commencing October 15, 2021, as well as a 0.25% charge on undrawn tranches. The Company’s obligations under the Deerfield Loans are required to be guaranteed by all of its existing and future subsidiaries (other than certain excluded and immaterial subsidiaries). The Company’s and each subsidiary guarantor’s obligations under the Deerfield Loans and agreement are secured by substantially all of the Company’s and each subsidiary guarantor’s assets, which includes springing control of the Company’s primary deposit and security accounts pursuant to a Deposit Account Control Agreement and Security Account Control Agreement. Deerfield has the ability to exercise exclusive control of these accounts by providing a Notice of Exclusive Control in response to an event of default. As of December 31, 2021, no such notice has been received. In addition, as of December 31, 2021, the Company was not compliant with certain nonfinancial covenants within the terms of the Deerfield Loans and subsequently received a waiver of the noncompliance from the lender. The Deerfield Loans will not be permitted to be prepaid prior to 30 months after the Closing Date (the “No Call Date”), except in connection with a change of control.
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
The Company is subject to a number of affirmative and restrictive covenants pursuant to the agreement, including covenants regarding minimum cash and minimum revenue, compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other indebtedness and transactions with affiliates, among other covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Deerfield Loans contain certain specified events of default, the occurrence of which would entitle the holders of the Deerfield Loans to immediately demand repayment of all outstanding principal and accrued interest on the Loans, together with a prepayment premium equal to 9.75% of the outstanding principal amount of the Deerfield Loans to be prepaid. Such events of default include, among others, failure to make any payment under the Loans when due, failure to observe or perform any covenant under the Facility Agreement or the other transaction documents related thereto (subject in certain cases to specified cure periods), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company, a material default by the Company under other indebtedness, and the occurrence of a change of control. As of December 31, 2021, the Company had not complied with certain administrative nonfinancial covenants required under the Deerfield Loans. The lender subsequently waived these instances of non-compliance.
As of December 31, 2021, the net carrying amount of the Deerfield Loans recorded within long-term debt on the consolidated balance sheets was as follows:

December 31, 2021
Outstanding principal amount of loans	$20,000
Unamortized debt discount and transaction costs	(387)
Accrued exit fee	31
Deerfield loans, net	$19,644
The debt discount and transaction costs associated with the Deerfield Loans are being amortized to interest expense over the term of the Deerfield Loans. For the year ended December 31, 2021, the accretion of the debt discount and amortization of debt issuance costs was immaterial. The accrued interest on the outstanding principal of $20.0 million as of December 31, 2021 was $0.3 million and was included in other current liabilities on the consolidated balance sheets. As of December 31, 2021, the fair value of Deerfield Loans approximated its carrying value.
Medtronic Financing
On September 25, 2021, the Company entered into a financing arrangement with Medtronic (the “Medtronic Financing”), providing for unsecured subordinated loans of an aggregate principal amount of up to $75.0 million to the Company upon the terms and conditions of the Medtronic Financing. The Medtronic Financing will mature one hundred eighty (180) days following the earlier of (x) the Maturity Date of the Deerfield Loans and (y) the date on which the Deerfield Loans have been fully paid in cash and are terminated, unless earlier repaid or accelerated. The Medtronic Financing provides for the draw of funds by the Company in up to five tranches of $15.0 million, with a tranche permitted to be drawn each fiscal quarter beginning with the first draw which occurred during the third quarter of 2021.
The Medtronic Financing accrues interest at 5.0% per annum with accrued interest to be paid at maturity. The Company’s obligations under the Medtronic Financing are required to be guaranteed by all of its existing and future subsidiaries (other than certain excluded and immaterial subsidiaries). The Medtronic Financing may be prepaid in part or in full prior to maturity without any penalty or premium. Further, the Medtronic Financing may no longer be due and payable upon a termination in accordance with the Merger Agreement.
The Company is subject to a number of affirmative and restrictive covenants pursuant to the Medtronic Financing, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness and prepayments of other indebtedness and transactions with affiliates, among other covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Medtronic Financing contains certain specified events of default, the occurrence of which would entitle Medtronic to immediately demand repayment of all outstanding principal and accrued interest on the Medtronic Financing. Such events of default include, among others, failure to make any payment under the Deerfield Loans when due, failure to observe or perform any covenant under the Medtronic Financing or the other transaction documents related thereto (subject in certain cases to specified cure periods), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company, a material default by the Company under other indebtedness, and the occurrence of a change of control. As of December 31, 2021, the Company was in compliance with all covenants pertaining to the Medtronic Financing.
As of December 31, 2021, the Medtronic Financing net carrying amount of $30.0 million was recorded within long-term debt on the consolidated balance sheets. The accrued interest associated with the Medtronic Financing was $0.2 million as of December 31, 2021 and recorded within other non-current liabilities on the consolidated balance sheets. The fair value of the Medtronic Financing approximates its carrying value as of December 31, 2021.

12.    Commitments and Contingencies
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
Retention Bonus Program
On September 1, 2021, the Compensation Committee of the Company’s Board of Directors approved the implementation of a retention program that covers substantially all employees of the Company. The program provides for the payment of up to $15.0 million, payable in cash. The timing and amounts of the payments related to this program will depend on the timing of the anticipated Merger and employees remaining active through the earning dates. The Company is currently recognizing program costs in its consolidated financial statements ratably over the period of service from September 1, 2021 through July 31, 2022. During the year ended December 31, 2021, total costs for the retention program were $7.9 million. As of December 31, 2021, accrued retention bonuses payable of $7.9 million was presented in accrued compensation on the consolidated balance sheets.
Litigation
The Company may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in the Company’s estimation, it may record reserves in its financial statements for pending litigation and other claims.

Yaron vs. Intersect ENT, Inc.
On May 15, 2019, a purported stockholder of the Company, Avi Yaron, filed a putative class action complaint in the United States District Court for the Northern District of California, entitled Yaron v. Intersect ENT, Inc., et al.,Case No. 4:19-cv-02647, against the Company and certain individual officers and directors alleging violations of the Securities Exchange Act of 1934. The complaint alleges that the Company and the individual officers made false and/or misleading statements about the Company’s business and seeks unspecified damages and attorney’s fees. The Court appointed the lead plaintiff and set a schedule for initial motions and pleadings. By order dated June 19, 2020, the Court granted the Company’s motion to dismiss the amended complaint with leave to amend. On July 29, 2020, the plaintiff filed a second amended complaint. The Company moved to dismiss the second amended complaint on September 18, 2020. By order dated January 22, 2021, the Court granted the Company’s motion to dismiss the second amended complaint with leave to amend. Although the Company continues to believe this lawsuit is without merit, on March 4, 2021, the Company agreed with the plaintiff to a settlement-in-principle that, if approved, will resolve the litigation in its entirety. The settlement was approved and the Court entered a final judgment of dismissal on November 5, 2021. The deadline to file a notice of appeal with respect to the final judgment was December 6, 2021, and no such appeal was filed. During the year ended December 31, 2021, the Company funded an escrow account with its anticipated settlement costs associated with this lawsuit of $0.3 million.

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

Additional lawsuits may be filed against the Company or its directors and offers in connection with the Merger. Defending such lawsuits could require the Company to incur significant costs and divert the attention of management. Such legal proceedings could delay or prevent the closing of the Merger from occurring within the contemplated timeframe. The Company cannot predict the outcome of any lawsuit that might be filed subsequent to the date of filing this Annual Report on Form 10-K and cannot reasonably estimate the possible losses with respect to these matters.
Patent Matters
In 2020, the Company was notified of potential infringement of patents held by a competitor associated with its sale of VenSure balloons. After the announcement of the anticipated Merger with Medtronic in the third quarter of 2021, communications regarding this matter continued. Although the Company believes this assertion is without merit and believes it would have a favorable result if the claim were to proceed to litigation, the Company continued with business and licensing discussions with the competitor late in 2021. During the year ended December 31, 2021, total potential royalty costs accrued were less than $0.2 million. Based on subsequent discussions, the Company believes it is probable the assertion will not proceed to litigation and expects there will be a settlement resulting in a material liability, nearly all of which would represent a prepayment of royalty on future sales of VenSure balloons and which would be attributed to the Fiagon business which is held for sale (see Note 8). Additionally, timing of any potential payments related to this matter are expected to be contingent on the timing of the anticipated Merger with Medtronic.
Purchase Commitments
As of December 31, 2021, the Company had non-cancellable commitments to vendors totaling $12.0 million.

13.    Employee Retirement Plan
In January 2007, the Company established a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 100% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary profit sharing contribution to each eligible employee, subject to limits specified by the IRC, on an annual basis, provided the employee is employed with the Company on the last day of the plan year which is December 31. In addition, the Company may also make matching contributions of an employee’s eligible compensation. The Company’s contributions will vest 25% per year over four years. Total matching contributions were $1.1 million, $1.0 million and $1.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.
14.    Income Taxes
The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(93,593)	$(70,801)	$(42,994)
Foreign	(67,732)	(1,934)	—
	$(161,325)	$(72,735)	$(42,994)
Income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	110	20	—
Total current	110	20	—

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,800)	(436)	—
Total deferred	(1,800)	(436)	—

Income tax (benefit)	$(1,690)	$(416)	$—

The amount computed by applying the federal statutory rate to loss before income taxes reconciles to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	$(33,878)	$(15,274)	$(9,029)
State tax, net of federal benefit	(5,650)	(2,881)	(1,977)
Effect of foreign operations	(7,591)	(10)	—
Permanent items	3,698	234	299
Stock-based compensation	1,952	2,079	190
R&D tax credit	(549)	(282)	(782)
Change in valuation allowance	40,328	15,718	11,299
	$(1,690)	$(416)	$—
For the year ended December 31, 2021, $2.8 million of the permanent items reconciling difference above related to the Company’s embedded derivatives on its Convertible Notes.
Significant components of net deferred tax liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$103,431	$73,711
R&D tax credit	10,427	9,538
Accruals and other	13,095	8,671
Operating lease liabilities	4,303	4,695
Depreciation and amortization	402	—
	131,658	96,615
Deferred tax liabilities:
Depreciation and amortization	—	(6,257)
Operating lease right-of-use assets	(3,759)	(4,356)
	(3,759)	(10,613)
Net deferred tax assets:	127,899	86,002
Valuation allowance	(127,899)	(87,571)
Net deferred tax liability	$—	$(1,569)
Deferred income taxes reflect the tax effects of net operating loss carry forwards (“NOLs”) and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with the acquisition of Fiagon on October 2, 2020, a net deferred tax liability of $2.2 million was established, the most significant component of which is related to the book to tax basis differences associated with the acquired developed technology and customer relationships, as well as acquired NOLs. The intangible assets were subsequently impaired during the year ended December 31, 2021 and the entire balance was written off.
Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognizable until the Company has sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $40.3 million and $15.8 million during the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company’s federal NOL carryforwards were $318.8 million, of which $148.4 million will begin to expire in 2026, and $170.4 million have an indefinite carryforward period. Federal research and development tax credits of $7.5 million will begin to expire in 2026. In addition, NOL carryforwards for state income tax purposes of $71.6 million will begin to expire in 2028 and state research and development tax credits of $7.0 million do not expire. Fiagon also had foreign net operating loss carryforwards of $18.4 million in Germany, which may be carried forward indefinitely.
Utilization of the NOL carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the NOL before utilization.
The Company had unrecognized tax benefits of $2.9 million and $2.7 million as of December 31, 2021 and 2020, respectively, associated with domestic taxes. Due to the Company’s full valuation allowance against all domestic net deferred tax assets, the Company’s unrecognized tax benefits, if recognized, would not affect the effective tax rate.
A reconciliation of the change in the unrecognized tax benefit during the year is as follows (in thousands):

	December 31,
	2021	2020	2019
Beginning of year	$2,654	$2,485	$2,107
Additions for tax positions related to:
Current year	245	169	378
Prior years	—	—	—
End of year	$2,899	$2,654	$2,485
The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefit may increase or decrease during the next twelve months for items that arise in the ordinary course of business.
The Company files income tax returns in the U.S. federal and various state jurisdictions. Tax years beginning in 2004 through 2021 remain open to examination by the major taxing authorities to which the Company is subject. In the Company’s foreign jurisdiction, Germany, the tax years subsequent to 2014 remain open to examination. The Company’s policy is to record interest related to uncertain tax positions as interest expense and any penalties within other income (expense), net in its consolidated statements of operations and comprehensive loss. The Company has not recorded any interest expense or penalties associated with unrecognized tax benefits.