Form 10-K/A
period 2021-12-31
Intersect ENT, Inc.
filed 2022-04-29
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K/A
(Amendment No.1)
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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
Intersect ENT, Inc. (“we,” “us,” “our,” the “Company,” or “Intersect”) is filing this Amendment No.1 on Form 10-K/A (“Amendment No.1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2022 (“Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. In addition, this Amendment No.1 deletes the reference on the cover of the Original Form on 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.
Pursuant to the SEC rules, Item 14 of Part IV has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment No.1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No.1 and this Amendment No.1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, the Company is not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No.1.
Except as expressly noted in this Amendment No.1, this Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Form 10-K, including, without limitation, the financial statements. Accordingly, this Amendment No.1 should be read in conjunction with the Original Form 10-K.

INTERSECT ENT, INC.
Annual Report on Form 10-K/A
For the Fiscal Year Ended
December 31, 2021

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Board of Directors

Directors elected annually will hold office until the next annual meeting or until his or her successor is elected, or until the director’s death, resignation or removal.
Our directors are as follows:

Name	Age	Position(s)
Kieran T. Gallahue (1)	58	Chairman of the Board
Thomas A. West	58	President, Chief Executive Officer and Director
Neil A. Hattangadi, M.D. (2)(3)	44	Director
Teresa L. Kline (2)(3c)	63	Director
Cynthia L. Lucchese (1c)(3)	61	Director
Dana G. Mead, Jr. (2c)	63	Director
Elisabeth Sandoval-Little (1)	60	Director
______________
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Corporate Governance Committee.
cChair

The following information with respect to the principal occupation or employment of each director, the principal business of the corporation or other organization in which such occupation or employment is carried on, and such person’s business experience during the past five years, as well as the specific experiences, qualifications, attributes and skills that have led the Board to determine that such Board members should serve on our Board of Directors, has been furnished to the Company by the respective director:

Kieran T. Gallahue has served as a member of our Board since April 2015. Mr. Gallahue served as our Lead Director from April 2015 until May 2019, served as Executive Chairman of the Board from May 2019 to April 2020, and has served as Chairman of the Board from May 2020 to present. Mr. Gallahue also served as Interim President and Chief Executive Officer, or CEO, from June 2019 through July 2019. Mr. Gallahue served as Chairman and Chief Executive Officer of CareFusion Corporation, a global healthcare company from February 2011 until its sale in March 2015. From January 2008 through January 2011, Mr. Gallahue served as Chief Executive Officer and as a Director of ResMed Inc., a medical device company. From July 2018 to March 2022, Mr. Gallahue served as a member of the board of directors of Arena Pharmaceuticals, Inc., a clinical stage biopharmaceutical company. Mr. Gallahue has also served as a member of the board of directors of Envista Holdings, a dental technology company, since 2019 and Edwards Lifesciences Corporation, a cardiovascular device company, since February 2015. We believe Mr. Gallahue’s extensive executive management experience at medical device companies, including his most recent position as Chief Executive Officer of CareFusion, as well as leadership experience enable him to make valuable contributions to our Board of Directors.
Thomas A. West has served as our President and Chief Executive Officer and as a member of our Board of Directors since July 2019. Previously, he served as Division President, Diagnostics Solutions at Hologic, Inc., a medical technology company, from 2014 to 2019, where he was responsible for managing Hologic’s domestic and international diagnostics solutions business. In 2017, Mr. West assumed the additional role of General Manager of Hologic’s full portfolio of businesses, Diagnostics, Breast Health, Surgical and Aesthetics, in Latin America. Prior to Hologic, Mr. West held various roles of increasing responsibility over a 23-year tenure at Johnson & Johnson, a medical device and pharmaceutical company. Most recently he served as Worldwide Vice President of Strategy and Business Development for Johnson & Johnson’s Diabetes Solutions Companies from 2009 to 2014. He also served as President of LifeScan North America from 2006 to 2009 and as President of LifeScan Europe, Middle East and Africa (EMEA), a diagnostic systems manufacturer, from 2005 to 2006. Mr. West has served on the Board of Directors of Orthofix Medical Inc., a medical device company, since December 2021, and on the Board of Directors of AdvaMed, the medical technology trade association, since 2019. He served on the Board of AdvaMed Dx, the diagnostic trade association from 2014 to 2019. He has also served on the Board of Directors of BioCom, the pharmaceutical and medical technology trade association of the state of California since 2014. We believe Mr. West’s experience in the industry, his role as our President and Chief Executive Officer and his knowledge of our company enable him to make valuable contributions to our Board of Directors.
Neil A. Hattangadi, M.D. has served as a member of our Board of Directors since March 2021. Since November 2017, Dr. Hattangadi has served as Co-Founder and Chief Executive Officer of Cortica Inc., a high growth technology-enabled autism service provider. From May 2016 to July 2017, Dr. Hattangadi served as President and Chief Operating Officer of Spirox Inc., an ENT company. From July 2011 to April 2016, Dr. Hattangadi served as Global Business Leader of the Peripheral Vascular division of Volcano Corporation and Philips, both health technology companies. Dr. Hattangadi served on the board of directors of Vesper Medical Services, Inc., a venous medical device company, from March 2017 to January 2022 upon its sale to Philips. We believe Dr. Hattangadi’s executive management and experience with medical device companies enable him to make valuable contributions to our Board of Directors.
Teresa L. Kline has served as a member of our Board of Directors since August 2017. From November 2016 through June 2019, Ms. Kline served as the Executive Vice President of Henry Ford Health System, or HFHS, a health care provider, and the President and Chief Executive Officer of Health Alliance Plan, a health insurance company and subsidiary of HFHS. From July 2014 to November 2016, Ms. Kline provided health care consulting services. Ms. Kline served as Senior Vice President and Chief Health Care Management Officer of Health Care Service Corporation, a health insurance company, from March 2010 to March 2014. Since November 2019, Ms. Kline has served as a member of the board of directors of Amedisys, a home health and hospice company. Since August 2017, Ms. Kline has served on the board of directors of SaVida Health, an opioid use disorder treatment company. From April 2016 to March 2021, Ms. Kline served as a member of the board of directors of LaunchPoint Ventures LLC, a health payment integrity company. From October 2015 to December 2021, Ms. Kline served as a member of the board of directors of Presbyterian Health Plan, Inc., a health insurer, and as Vice Chairman from January 2017 to December 2021. From May 2021 to March 2022, Ms. Kline served on the board of directors of Apria, a home health equipment provider. Additionally, since January 2022, Ms. Kline has served on the board of trustees of Presbyterian Healthcare Services, a private non-profit health integrated healer system in New Mexico. We believe Ms. Kline’s extensive experience in the healthcare and insurance industries, and experience as a chief executive officer, enable her to make valuable contributions to our Board of Directors.

Cynthia L. Lucchese has served as a member of our Board of Directors since July 2014. Since November 2020, Ms. Lucchese has been the Chief Strategy Officer of Penske Entertainment Corp (previously Hulman & Company), a sports and entertainment company, and prior to that, was Chief Administrative Officer and Chief Financial Officer since 2014. Ms. Lucchese served as Senior Vice President and Chief Financial Officer of Hillenbrand, Inc., a manufacturing company, from 2008 to 2014. Ms. Lucchese served as Senior Vice President and Chief Financial Officer of Thoratec Corporation, a medical device company, from 2005 to 2007, and in various senior financial roles for Guidant Corporation, a cardiovascular medical device company, from 1995 to 2005. Since May 2015, Ms. Lucchese has served as a member of the board of directors of Hanger, Inc., a provider of orthotic and prosthetic services and products. Since July 2017, Ms. Lucchese has been a member of the board of directors and chair of the audit committee of Beaver Visitec International, Inc., an ophthalmic device manufacturer. In November 2019, Ms. Lucchese joined the board of directors and became chair of the audit committee of Inari Medical, a medical device company focused on catheter-based technologies for the treatment of venous thromboembolism. We believe Ms. Lucchese’s extensive experience in the medical device industry and experience as a chief financial officer and other senior financial roles, enable her to make valuable contributions to our Board of Directors.
Dana G. Mead, Jr. has served as a member of our Board of Directors since June 2007. From May 2019 to February 2021, Mr. Mead served as President and CEO of HeartFlow, Inc., a medical device company located in Redwood City, CA. From November 2016 to May 2019, Mr. Mead served as the President and Chief Executive Officer of Beaver-Visitec International, a medical device company located in Waltham, MA. Previously, Mr. Mead was a Strategic Advisor and Partner at Kleiner Perkins Caufield & Byers, a venture capital firm, having joined the firm in May 2005. Mr. Mead was at Guidant Corporation, a cardiovascular medical device company, from 1992 to 2005, most recently as President, Guidant Vascular Intervention. Since October 2021, Mr. Mead has served as a member of the board of directors of Inari Medical, Inc, a medical device company focused on catheter-based technologies for the treatment of venous thromboembolism. Since January 2008, Mr. Mead has also served as a member of the board of directors of Inspire Medical Systems, Inc., a medical technology company. Since February 2010, Mr. Mead has served on the board of directors of Pulmonx Corporation, a medical device company. Mr. Mead has served on the board of directors of Teladoc, Inc., a telehealth platform company, from August 2011 to December 2016. We believe Mr. Mead’s experience with medical device companies and role in the venture capital industry enable him to make valuable contributions to our Board of Directors.
Elisabeth Sandoval-Little has served as a member of our Board of Directors since April 2021. Ms. Sandoval-Little currently serves as a consultant to the pharmaceutical industry. Previously, from September 2016 to April 2019, Ms. Sandoval-Little served as the Chief Commercial Officer and Executive Vice President of Corporate Strategy of Alder Biopharmaceuticals, a public biopharmaceutical company. Before joining Alder, from March 2012 to October 2015, Ms. Sandoval-Little was Chief Commercial Officer for KYTHERA Biopharmaceuticals, a public biopharmaceutical company, acquired by Allergan in 2015. Ms. Sandoval-Little also currently serves on the board of directors of Satsuma Pharmaceuticals, Inc., a public pharmaceutical company. Ms. Sandoval-Little also currently serves on the board of directors of VYNE Therapeutics, a public pharmaceutical company, and PROCEPT Biorobotics, a public medical device company. We believe that Ms. Sandoval-Little’s background in the life sciences industry and her experience as an officer of biopharmaceutical companies enable her to make valuable contributions to our Board of Directors.

Executive Officers
The following table shows information for our current executive officers as of the date of this Amendment No.1. Biographical information for our President, Chief Executive Officer and Director Mr. West, is included above with the Director biographies.

Name	Age	Position(s)
Thomas A. West	58	President, Chief Executive Officer and Director
Richard A. Meier	62	Executive Vice President and Chief Financial Officer
Patrick A. Broderick	64	Executive Vice President, General Counsel
Reyna M. Fernandez	55	Chief Human Resources Officer

Richard A. Meier has served as our Executive Vice President and Chief Financial Officer since November 2019. From 2013 to 2018, he served as the President – International & Executive Vice President & Chief Financial Officer and senior executive of Owens & Minor, Inc., a global healthcare services company, in which roles he was responsible for managing the global finance, strategic planning and corporate development and pricing functions, and while President – International, managing all aspects of company operations outside the United States, which included the distribution, packaging and products business, as well as global sourcing. Prior to joining Owens & Minor, Mr. Meier served as Executive Vice President and Chief

Financial Officer at Teleflex, Inc., a global medical device company, from 2010 to 2012. Mr. Meier served as President and Chief Operating Officer of Advanced Medical Optics, Inc., a global ophthalmic medical device company, from 2007 to 2009, when the company was acquired as a wholly owned subsidiary of Abbott Laboratories. Mr. Meier joined Advanced Medical Optics as Corporate Vice President and Chief Financial Officer in 2002 and continuously served as Chief Financial Officer while simultaneously performing in a variety of finance and operations roles between 2002 and 2007. Mr. Meier also worked for ICN Pharmaceuticals Inc., now Bausch Health, a global pharmaceutical company, from 1998 to 2002, where he served as Executive Vice President and Chief Financial Officer, and as Treasurer.
Patrick A. Broderick has served as our Executive Vice President, General Counsel and Corporate Secretary since November 2020. From November 2017 to October 2020, Mr. Broderick served as the General Counsel, Corporate Secretary and Chief Compliance Officer of GRAIL, Inc., a private multi-cancer early detection healthcare company. From November 2008 to October 2017, Mr. Broderick served as General Counsel of McKesson Distribution Solutions, a division of McKesson Corporation, a public healthcare company.
Reyna M. Fernandez has served as our Chief Human Resources Officer since November 2020. From January 2019 to October 2020, Ms. Fernandez served as Chief Human Resources Officer of Endologix, Inc., a private medical device company. From September 2017 to December 2018, Ms. Fernandez served as the Vice President of Human Resources at Canon Medical Systems, a public medical device company. From March 2012 to March 2017, Ms. Fernandez was self-employed as a Human Resources consultant and executive coach in her own coaching and consulting company, RMF Consulting, LLC.

Audit Committee

Our Audit Committee consists of Cynthia L. Lucchese, Kieran T. Gallahue and Elisabeth Sandoval-Little. Ms. Kline left the Audit Committee in April 2021. Ms. Sandoval-Little was appointed to the Audit Committee in April 2021. The Board of Directors has determined that each member of our Audit Committee meets the applicable Nasdaq Global Market rules and regulations regarding “independence” and each Audit Committee member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to our company. The Chair of our Audit Committee is Ms. Lucchese, who our Board of Directors has determined is an “audit committee financial expert” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the listing standards of The Nasdaq Global Market. Our Board of Directors has also determined that each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each Audit Committee member’s scope of experience and the nature of their experience in the corporate finance sector. Our Board of Directors has adopted a written audit committee charter, which our Audit Committee reviews annually, that is available to stockholders on our website at www.intersectent.com.

Stockholder Recommendations for Candidates to the Board
Any stockholder recommendations proposed for consideration by the Nominating and Corporate Governance Committee should be in writing and delivered to Intersect ENT, Inc., Attn: Investor Relations, 1555 Adams Drive, Menlo Park, CA 94025. Submissions must include the following information:

•full name and address of the proposed nominee;
•the number and class of our shares beneficially owned, directly or indirectly, by the proposed nominee;
•all information regarding the proposed nominee required to be disclosed in a proxy statement pursuant to Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder;
•the consent of the nominee to be named in a proxy Statement and consent to serve as a director if elected; and
•a description of all material relationships, including (a) compensation and other material monetary agreements, arrangements and understandings during the past three years, between the proposed nominee and the stockholder making the proposal and (b) any relationship between the proposing stockholder and the proposed nominee that would be required to be disclosed under the SEC’s related party transactions disclosure rules if the proposing stockholder were a “registrant” under those rules.
In addition, any stockholder wishing to recommend a nominee to our Board of Directors must provide a questionnaire regarding the proposed nominee, information regarding any arrangement or agreement with respect to such nominee’s voting while a member of our Board of Directors and information regarding equity ownership of Intersect ENT (including derivative ownership) by the proposing stockholder and the proposed nominee.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.intersectent.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements. The inclusion of our website address in this Amendment No.1 does not incorporate by reference the information on or accessible through our website into this Amendment No.1.

Delinquent Section 16(a) Reports
Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to our reporting persons were made and made timely, with the exception of a Form 4 for Frederic H. Moll reflecting a stock option exercise of 12,500 shares of our common stock on January 19, 2021 as well as a Form 3 and Form 4 for Neil A. Hattangadi reflecting, respectively, his initial stock ownership and a stock option award of 13,993 shares of our common stock on March 10, 2021.
Item 11.     Executive Compensation

Compensation Discussion and Analysis

In this section, we provide an explanation and analysis of the material elements of compensation provided to (a) each person who served as our principal executive officer or principal financial officer during 2021, (b) our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2021, and (c) one other executive officer who would have been in (b) but for the fact that they were not serving as executive officers as of December 31, 2021, collectively referred to as the Named Executive Officers, or NEOs. For 2021, our NEOs were:

•Thomas A. West, President and Chief Executive Officer;
•Richard A. Meier, Executive Vice President and Chief Financial Officer;
•Patrick R. Broderick, Executive Vice President, General Counsel and Corporate Secretary;
•Reyna M. Fernandez, Chief Human Resources Officer; and
•Christine R. Kowalski (1), Former Executive Vice President and Chief Operating Officer.
______________
(1)Ms. Kowalski resigned from this role in July 2021.

Executive Summary

We align our executive compensation practices with the success of our business. We do this by providing short-term cash bonuses tied to our financial and operating performance and by granting long-term equity awards. Since our IPO in 2014, we have continued to update our executive compensation program to match the maturity, size, scale and growth of our business. We operate in a highly competitive and rapidly evolving market, and our ability to compete and succeed in this dynamic environment is directly correlated to our ability to recruit, incentivize and retain talented and seasoned healthcare leaders.

2021 Business Highlights

We are a global ear, nose and throat (“ENT”) medical technology leader dedicated to transforming patient care. Our U.S. Food and Drug Administration approved steroid releasing products are designed to provide mechanical spacing and deliver targeted therapy (mometasone furoate) to the site of disease. These products include our PROPEL® family of products (PROPEL®, PROPEL® Mini, and PROPEL® Contour), the SINUVA® (mometasone furoate) Sinus Implant, the VenSure sinus dilation platform, and the CUBE surgical navigation system and instrumentation. Through our approved and in-development products, we aspire to deliver treatments to address a spectrum of needs for the estimated 2 million U.S. patients who are managed by ENT physicians for chronic rhinosinusitis (“CRS”) in the U.S. each year. CRS is one of the most prevalent chronic diseases in the U.S. and one of the costliest conditions for U.S. employers. In addition, we continue to expand our European presence.

In the year ended December 31, 2021, we achieved several positive business results including:

•Annual revenues of $106.7 million, indicating a recovery from the COVID-19 pandemic and an ability to enter 2022 with positive momentum;

•In July 2021, we entered into an agreement with Deerfield, providing for the issuance and sale by us to Deerfield of 7.5% senior secured loans of an aggregate principal of up to $60.0 million (the “Deerfield Loans”). The Deerfield Loans will mature on July 22, 2026, unless earlier repaid or accelerated. The agreement provides for the disbursement of the Deerfield Loans in three tranches of $20.0 million, with the initial tranche disbursed on the closing date of the transaction, the second tranche to be disbursed at our option on the earlier of the date of any prepayment of the remaining scheduled payments we are obligated to make in association with our Fiagon acquisition, and September 15, 2022, and the third tranche to be disbursed at our option on the earlier of the date of any prepayment of the remaining Fiagon acquisition payments and September 15, 2023;

•In August 2021, we entered into an Agreement and Plan of Merger with Medtronic public limited company (“Medtronic”), and Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with our company surviving the Merger as a wholly-owned subsidiary of Medtronic. In October 2021, our stockholders adopted the Merger Agreement at a special meeting of our stockholders; and

•In September 2021, we entered into a financing agreement with Medtronic (the “Medtronic Financing”), providing for 5.0% unsecured unsubordinated loans of an aggregate principal amount of up to $75.0 million to us upon the terms and conditions of the Medtronic Financing. The Medtronic Financing will mature 180 days following the earlier of (x) the maturity date of the Deerfield Loans and (y) the date on which the Deerfield Loans have been fully paid in cash and are terminated, unless earlier repaid or accelerated.

Impact of COVID-19

During 2021, the impact of the COVID-19 pandemic was difficult to assess or predict and depended on numerous evolving factors that were difficult to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; actions taken by governments, businesses and individuals in response to the outbreak; the effect on economic activity and actions taken in response.

While we saw a positive recovery during 2021, the future impact of the global pandemic on our business and financial outlook are currently unknown. Continued uncertainty associated with the pandemic could impact our future results. The Compensation Committee considered the challenges and uncertainties caused by the COVID-19 pandemic in making its 2021 compensation actions and decisions.

Executive Compensation Programs

Consistent with our general compensation philosophy throughout our company, the Compensation Committee strives to provide a compensation package to each executive officer that is competitive, rewards achievement of our business objectives, drives the development of a successful and growing business, and aligns the interests of our executive officers with our stockholders through equity ownership in our company. The Compensation Committee’s 2021 compensation actions and decisions reflect our financial results and business performance, and our executive officers’ accomplishments that helped achieve these results and performance.

Stockholder Advisory Vote to Approve Executive Compensation

We conducted our sixty advisory vote on executive compensation, or say-on-pay vote, at our annual meeting of stockholders in 2021. Approximately 73% of the votes cast on the say-on-pay proposal supported the proposal. Our Board and our Compensation Committee value the opinions of our stockholders, and we believe that it is important for our stockholders to have an opportunity to vote on this proposal annually, which is consistent with the frequency preferred by our stockholders who voted on the preferred frequency in 2016.

Our Compensation Committee has considered the results of the advisory vote in the context of our overall compensation philosophy, policies and decisions. After discussing the levels of support, our Compensation Committee decided to generally maintain a consistent course for 2021 compensation decisions.

Discussion of our 2021 Executive Compensation Program

This section provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program and each component of our executive compensation program. In addition, we explain how and why our Compensation Committee arrived at the specific compensation policies and decisions involving our executive officers during 2021.

Philosophy and Objectives

The goals of our executive compensation program are to align our executive officers’ compensation with our business objectives, and to incentivize our executive officers to achieve these results, using a balanced approach that does not use rigid percentiles to determine target pay levels for each compensation element. Our Compensation Committee believes that it is critical that our executive management team work together to achieve these goals and, as a result, our compensation philosophy also seeks to provide internal equity and promote cooperation among executives and across our company. In addition, because our headquarters are located in the San Francisco Bay Area, our executive compensation program must also be highly competitive not only with our pharmaceutical, biotechnology and medical device peers, but also with other sectors, especially technology, with which we compete for executive talent.

To achieve these objectives, our Compensation Committee has designed our executive compensation program to contain short- and long-term components, cash and equity and fixed and contingent payments, in proportions that it believes are the most appropriate to incentivize and reward our executive officers for achieving our business objectives. By providing competitive compensation packages that will attract and retain talented executive officers, as well as highly-skilled employees at other levels, we believe that stockholder value will be enhanced over the long term.

The objectives of our executive compensation program include the following:

•Recruit, incentivize and retain highly qualified executive officers who possess the skills and leadership necessary to grow our business;
•Reward our executive officers for achieving or exceeding our strategic and financial goals;
•Align the interests of our executive officers with those of our stockholders;
•Reflect our long-term strategy;
•Promote a healthy approach to risk and be sensitive to underperformance as well as outperformance; and
•Provide compensation packages that are competitive, reasonable and fair relative to peers and the overall market.

Decision-Making Process

Compensation decisions for our executive officers are made by our Compensation Committee, with input from Radford, our independent compensation consultant, as well as from our CEO (except with respect to his or her own compensation) and management. Our Compensation Committee reviews the cash and equity compensation of our executive officers to ensure that our executive officers are properly incentivized and revises as necessary.

We use compensation data from our peer group as general guidance, to aid our Compensation Committee’s assessment of executive officer compensation and as one of several factors that inform our judgment of appropriate compensation parameters for target compensation levels. We generally seek to provide total targeted direct compensation that is competitive and, depending on Company and individual performance, may pay above or below median.

Our Compensation Committee makes compensation decisions after consideration of many different factors, including the following:

•The performance and experience of each executive officer;
•The scope and strategic impact of the executive officer’s responsibilities;
•Our past business performance and future expectations;
•Our long-term goals and strategies;
•The performance of our executive team as a whole;

•For each executive officer, other than our Chief Executive Officer, or CEO, the evaluation and recommendation of our CEO;
•The difficulty and cost of replacing high-performing leaders with in-demand skills;
•The past compensation levels of each individual;
•The relative compensation among the executive officers; and
•The competitiveness of compensation relative to data from our peer group.

Our Compensation Committee does not assign relative weights or rankings to any of these factors and does not solely use any quantitative formula, target percentiles or multiples for establishing compensation among the executive officers or in relation to the competitive market data.

Role of Compensation Committee

Pursuant to its charter, our Compensation Committee is primarily responsible for establishing, approving and adjusting compensation arrangements for our NEOs, including our CEO, and for reviewing and approving corporate goals and objectives relevant to these compensation arrangements, evaluating executive performance and considering factors related to the performance of our company, including accomplishment of our long-term business and financial goals. Our Compensation Committee has the authority to engage its own advisors to assist it in carrying out its responsibilities. Our Compensation Committee has retained Radford to review and assess our current executive employee compensation practices relative to market compensation practices. For additional information, see “Role of Compensation Consultant” below.

Role of Management

Our Compensation Committee works with members of our management, including our CEO (except with respect to our CEO’s own compensation) and our human resources, finance and legal professionals. Typically, our management assists the Compensation Committee by providing information on corporate and individual performance and management’s perspective and recommendations on compensation matters for each executive officer. Our CEO makes recommendations, based on his or her assessment of performance for each other executive officer, to our Compensation Committee regarding compensation matters, including the compensation of our NEOs (other than that of the CEO). While our Compensation Committee solicits and reviews our CEO’s recommendations and proposals with respect to compensation-related matters, our Compensation Committee uses these recommendations and proposals as one of several factors in making compensation decisions.

Role of Compensation Consultant

Our Compensation Committee has the authority to retain the services and obtain the advice of external advisors, including compensation consultants, legal counsel or other advisors to assist in the evaluation of executive officer compensation. Annually, our Compensation Committee engages Radford to review our executive compensation policies and practices and to conduct an executive compensation market analysis. For 2021, Radford reviewed and advised on all principal aspects of our executive compensation program, including:

•assisting in developing a peer group of publicly traded companies to be used to help assess executive compensation;
•assisting in developing a competitive compensation strategy and consistent executive compensation assessment practices relevant to a public company, including review and recommendation of the equity strategy for our company covering dilution, grant levels and type of equity;
•meeting regularly with the Compensation Committee to review all elements of executive compensation including the competitiveness of the executive compensation program against approved peer companies covering salary, incentives and equity; and
•assisting in the risk assessment of our compensation program.

During 2021, management also accessed the Radford survey database to gather reference points for non-executive compensation decisions.

Based on the consideration of the various factors as set forth in the rules of the SEC and Nasdaq, the Compensation Committee does not believe that its relationship with Radford and the work of Radford on behalf of the Compensation Committee and management has raised any conflict of interest. The Compensation Committee reviews these factors on an annual basis and receives written confirmation from Radford stating its belief that it remains an independent compensation consultant to the Compensation Committee.

Peer Group Considerations

Our Compensation Committee reviews market data of companies that are comparable to us. With Radford’s assistance, our Compensation Committee established our peer group for 2021 compensation decisions, which consists of 20 companies that operate in the medical device, drug delivery, pharmaceutical and diagnostics industries. In general, these companies had commercial product revenue of less than $400 million and market capitalization ranging from $400 million to $2.6 billion. Our peer group for 2020 consisted of 20 companies generally meeting the same criteria except that they had commercial product revenue of less than $300 million and market capitalization ranging from $250 million to $2.0 billion. The Compensation Committee changed these metrics to align with our market capitalization and the companies with which we compete for employees. As a result, the Compensation Committee added Eargo, Outset Medical, Pulmonx, and Zynex and removed CareDX, Genmark Diagnostics, and Luminex. The 2021 peer group comprised the following companies:

Accuray	Eargo	Silk Road Medical
Antares Pharma	LeMaitre Vascular	Surmodics
Artivon (previously CryoLife)	Outset Medical	Therevance Biopharma
AxoGen	Pulmonx	Travere Therapeutics (previously Retrophin)
Cardiovascular Systems	Radius Health	Veracyte
Corcept Therapeutics	Revance Therapeutics	Zynex
Eagle Pharmaceuticals	SI-Bone

Our Compensation Committee believes that peer group comparisons are useful guidelines to measure the competitiveness of our compensation practices. Our Compensation Committee has not adopted any formal benchmarking guidelines and maintains discretion to set levels of executive compensation above or below peer levels. This determination is generally based upon distinguishing factors such as our internal pay equity and compensation budget, individual performance and contribution to our company, an executive’s level of experience and responsibilities and comparability of roles within other peer companies.

Components of Compensation Program and 2021 Compensation

Our executive compensation program consists of the following primary components:

•base salary;
•cash bonuses;
•long-term equity compensation; and
•severance and change-in-control related benefits.

We also provide our executive officers, including our NEOs, comprehensive employee benefit programs such as medical, dental and vision insurance, a 401(k) plan, life and disability insurance, flexible spending accounts, an employee stock purchase plan and other plans and programs made available to eligible employees.

We believe these elements provide a compensation package that helps attract and retain qualified individuals, links individual performance to company performance, focuses the efforts of our executive officers, including our NEOs, on the achievement of both our short- and long-term objectives and aligns the interests of our executive officers, including our NEOs, with those of our stockholders. The chart below shows the pay mix of our CEO and NEOs who were employed during 2021:

______________
(1)Cash bonus amounts above include target bonus amounts rather than amounts which were actually paid out in February 2022, with the exception of Ms. Kowalski who received a prorated bonus in July 2021.
(2)NEO chart excludes Mr. West, who served as CEO during 2021.
(3)Equity awards are subject to service-based vesting and where applicable, performance and market-based vesting.

Base Salaries

We pay base salaries to our NEOs to compensate them for their day-to-day services. The salaries typically are used to recognize the experience, skills, knowledge and responsibilities of each NEO, although competitive market conditions also play a role in setting salary levels. The salaries of our NEOs are reviewed on an annual basis by our CEO (other than with respect to his or her own salary which is reviewed and determined by our Compensation Committee) and our Compensation Committee. This review is supplemented by market data, as well as assessments of the performance of our executive officers, including our NEOs, by our CEO and our Compensation Committee.

2021 Base Salaries

At the beginning of 2021, our Compensation Committee reviewed, and revised where applicable, the base salaries of our NEOs. These changes were made in consultation with Mr. West, other than with respect to his own salary, and after consideration of peer group data provided by Radford as well as the long-term equity compensation and existing equity holdings of each NEO at that time, in order to be competitive with our peers and to properly motivate and incentivize our management team.

The table below sets forth the annual base salaries for our NEOs for 2021. Based on the recommendation from Radford, the Compensation Committee determined to adjust the base salary of our NEOs who were serving in that capacity at the beginning of 2021 to be generally consistent with the 50th percentile for their respective positions.

Name	2021 Base Salary	Increase from 2020
Thomas A. West	$620,000	6.5%
Richard A. Meier	466,000	3.6
Patrick A. Broderick (1)	400,000	—
Reyna M. Fernandez (2)	335,000	—
Christine R. Kowalski	421,900	3.4
______________
(1)Mr. Broderick joined Intersect ENT in November 2020 and received no base salary increase in 2021.
(2)Ms. Fernandez joined Intersect ENT in November 2020 and received no base salary increase in 2021.

Cash Bonuses

A key compensation objective is to have a significant portion of each NEO’s compensation tied to performance. To help accomplish this objective, we provide for performance-based cash bonus opportunities for our NEOs, based solely on achievement against annual corporate performance objectives. Our Compensation Committee retains the discretion to make adjustments to the calculated bonus amounts based on unexpected or unplanned events, our overall financial condition, extraordinary performance or underperformance or other factors deemed appropriate by the Compensation Committee.

At the end of 2020, our Board of Directors approved our 2021 operating plan, which included performance objectives that our Compensation Committee used to design our NEOs’ cash bonus opportunity for 2021. Pursuant to our executive bonus plan, the Compensation Committee considered a number of factors in determining the performance objectives applicable to our NEOs’ cash bonus opportunities and determined that, as in prior years, objectives for our NEOs related to sales and advancement of our clinical pipeline continued to be appropriate and aligned to our growth strategy. Our Compensation Committee, in an effort to continue to motivate Mr. West and our other NEOs to further grow and develop our business, established financial and clinical milestone objectives for 2021 that it considered aggressive and attainable only with focused effort and execution by our NEOs. These objectives were identified as those that our Compensation Committee felt would increase stockholder value consistent with our overall growth strategy.

2021 Target Cash Bonus

As in prior years, the target annual cash bonus opportunities for our NEOs were expressed as a percentage of their respective base salaries. For 2021, the Compensation Committee sought to set the target bonus opportunity for our NEOs to be generally consistent with the 50th percentile of our compensation peer group.

The table below shows the target bonus amount for each NEO as a percentage of base salary and as a corresponding cash amount:

Name	2021 Target Bonus		2020 Target Bonus Percent of Salary
	Annual Cash	Percent of Salary
Thomas A. West	$496,000	80.0%	75.0%
Richard A. Meier	233,000	50.0	50.0
Patrick A. Broderick (1)	200,000	50.0	N/A
Reyna M. Fernandez (2)	134,000	40.0	N/A
Christine R. Kowalski	210,950	50.0	50.0
______________
(1)Mr. Broderick joined our company in November 2020 and was not eligible for a 2020 bonus.
(2)Ms. Fernandez joined our company in November 2020 and was not eligible for a 2020 bonus.

For 2021, we established goals regarding revenue growth targets for both PROPEL and SINUVA, business performance measures, meeting clinical and product pipeline milestones, innovation, and core infrastructure. These targets had a minimum threshold below which a reduced bonus could not be earned for a component. These components also had upside recognition, with the bonus increasing with overachievement to a total maximum bonus of 155%. The target levels for the components were set to be aggressive, yet achievable with diligent effort. The revenue-related goals were to achieve $120 million globally and $10 million in revenue from SINUVA, both of which were not met, but for which minimum thresholds were reached. The business performance measures were to achieve a 72% or higher adjusted gross margin and to achieve a line item fill rate of greater than 99%, both of which were achieved. Clinical and product pipeline milestones included completing the analysis of a real-world evidence trial for PROPEL, the enrollment of 80 patients for the VenSure and PROPEL Contour study, and the completion of a business case and develop a target product profile, all of which were met. The core infrastructure milestone was to submit all relevant filings for EU MDR registration timely, which was met.

Following the close of 2021, the Compensation Committee reviewed our performance against the goals set at the beginning of the year and determined that the achievement against the above targets was quite strong, and that payment of 100% of the bonus amount would be appropriate. Further, as part of the pending Merger with Medtronic, one of the conditions to facilitate retention was to pay the bonuses at 100% of target. The Compensation Committee then approved payment of the bonuses to our NEOs.

The chart below summarizes the total amount of cash bonuses awarded to our NEOs for 2021 performance, relative to the target award opportunity established for each executive officer at the beginning of the year.

Name	2021 Annual Cash Bonus
	Target	Earned
Thomas A. West (1)	$496,000	$492,000
Richard A. Meier (1)	233,000	232,000
Patrick A. Broderick	200,000	200,000
Reyna M. Fernandez	134,000	134,000
Christine R. Kowalski (2)	210,950	113,601
______________
(1)Target and earned amounts are not equal due to eligible compensation adjustments.
(2)Ms. Kowalski resigned from our company in July 2021 and received a prorated 2021 bonus.

Long-Term Equity Compensation

We believe that strong, long-term corporate performance is achieved with a corporate culture that encourages a long-term focus by our executive officers, including our NEOs, as well as by all our other employees. We believe that the use of stock-based awards, the value of which is tied to our stock performance, is an important tool to achieve strong long-term performance, and to align the interests of our NEOs with our stockholders. Since our IPO in 2014 and through the end of 2016, the only equity awards we granted to our executive officers were stock options, which vest over four years. In 2017, we began granting a combination of stock options, which generally vest over four years subject to continued service with us, and restricted stock units, or RSUs, which generally vest over three years subject to continued service with us to be consistent with market practice and to attract, motivate and retain top talent. We believe stock options and RSUs promote alignment of the interests of our executive officers with the long-term interests of our stockholders and are consistent with market practices. Stock options provide an important tool for us to attract, motivate and retain our highly sought after NEOs since the value of the awards is delivered to our NEOs over a four-year period and will deliver value to our NEOs only if the stock price increases. Awards of restricted stock units align the interests of NEOs with the interests of stockholders through stock ownership, increase the reward to the NEOs when our stock price increases and serve as a retention tool for the NEOs.

Beginning in 2019, we introduced the use of performance-based equity grants for our executive officers. The first such use of performance equity was in connection with the hiring of Mr. West as President and CEO, when we granted Mr. West performance stock options as part of his initial compensation package. Additionally, when Mr. Meier was hired in November 2019 as Executive Vice President and Chief Financial Officer, the Compensation Committee granted him, as part of his initial compensation, performance-based restricted stock units. In February 2020, each executive was granted performance-based restricted stock units. The shares subject to vesting will vest over a three-year period provided that certain 30-day trailing average stock price targets are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested shares will be cancelled. During 2021, each executive was granted PSUs to vest in two tranches, one on the second anniversary from the date of grant provided certain 2022 revenue targets are met, and another tranche to vest on the third anniversary from the date of grant. Furthermore, the awards were subject to a total shareholder return (“TSR”) multiplier. Upon the end of the two-year period following the date of grant, any remaining unvested shares will be cancelled.

The value of the stock options, restricted stock units, and performance stock units awarded to each NEO in 2021 was determined based on the Compensation Committee’s subjective assessment of a number of factors, including the role and responsibility of the NEO, company and individual performance, external market data and the expected contribution of the executive to future results, in order to be competitive with our peers and to properly motivate and incentivize our management team. The Compensation Committee also considered the value of the NEO’s equity holdings and previously granted equity awards in determining these awards but did not directly increase or decrease awards based on these other holdings.

After its analysis and review of the factors set forth above for the various grants, our Compensation Committee approved grants of stock options, restricted stock units, and performance stock units to our NEOs for 2021 as set forth in the table below; for the PSUs, the numbers of shares assume maximum revenue milestone achievement and full application of the TSR modifier.

Name	2021
	Stock Options Granted	RSUs Granted	PSUs Granted
Thomas A. West	118,461	62,500	149,999
Richard A. Meier	34,000	17,411	31,339
Patrick A. Broderick (1)	—	—	33,412
Reyna M. Fernandez (2)	—	—	22,275
Christine R. Kowalski	29,750	15,234	27,421
______________
(1)In November 2020, Mr. Broderick received stock options and restricted stock units granted associated with his joining our company. As such, no stock options or restricted stock units were received in 2021.
(2)In November 2020, Ms. Fernandez received stock options and restricted stock units granted associated with her joining our company. As such, no stock options or restricted stock units were received in 2021.

Severance and Change-in-Control Related Benefits

We provide change-in-control, or CIC, severance benefits to each of our NEOs to provide protections in the event of their termination of employment following a CIC of our company. The Compensation Committee believes that these protections serve our retention objectives by helping our NEOs maintain continued focus and dedication to their responsibilities to maximize stockholder value, including in the event of a transaction that could result in a CIC of our company and a related termination of the NEO’s services. For a summary of the material terms and conditions of these severance and CIC arrangements, see the section entitled “Potential Change-in-Control and Severance Benefits” below in this Item 11 of this Amendment No.1.

Accounting Considerations

The accounting impact of our executive compensation program is one of many factors that the Compensation Committee considers in determining the size and structure of that program. Under Financial Accounting Standard Board ASC Topic 718, or ASC 718, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718.

Other Compensation Policies and Information

Policy Against Speculative Transactions

We maintain an Insider Trading Policy that, among other things, prohibits our officers, including our NEOs, directors and employees from engaging in, among other things, short sales, hedging of stock ownership positions, pledges involving company stock, and transactions involving derivative securities relating to our common stock.

Equity Grant Timing

Our long-term equity incentive awards are granted from our 2014 Equity Incentive Plan. We generally grant stock options to newly hired employees shortly after the employee’s start date, subject to prior approval of the Compensation Committee or our CEO pursuant to the authority delegated to him or her, as appropriate. We generally grant merit-based equity grants on an annual basis in the first quarter of each new year, with the grant date occurring at a regularly scheduled meeting of our Compensation Committee or a date agreed upon in advance with the Compensation Committee. We do not time the granting of equity awards to coordinate with the release of material non-public information.

Stock Ownership Guidelines

We adopted stock ownership guidelines, effective January 1, 2019, for our NEOs. Our stock ownership guidelines provide that (a) the CEO shall own Company stock in an amount equal to at least three times their base salary, and (b) NEOs shall hold Company stock in an amount at least equal to one times their respective base salaries. For determining compliance with these stock ownership guidelines, our stock considered for the purpose of calculating ownership includes all of an individual’s ownership of our common stock, restricted stock units and vested stock options, which shall be valued at a price equal to the average closing price of our common stock for the last five trading days of the preceding calendar year. Each person subject to the stock ownership guidelines will have five years from January 1, 2019 to come into compliance with the guidelines and any person who subsequently becomes an NEO of the company will have five years from attaining such position to become compliant with the applicable ownership levels under the guidelines.

Compensation Recovery (“Clawback”) Policy

As a public company subject to Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial results as the result of misconduct or due to our material noncompliance with any financial reporting requirements under the federal securities laws, our CEO and CFO may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive during the relevant period. In addition, we will comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and will evaluate adopting a compensation recovery policy once final regulations on the subject have been adopted.

Compensation Risk Assessment

Our Compensation Committee assesses and considers potential risks when reviewing and approving our compensation policies and practices for our executive officers and our employees. We have designed our compensation programs, including our incentive compensation plans, with features to address potential risks while rewarding employees for achieving financial and strategic objectives through prudent business judgment and appropriate risk taking. Based upon its assessment, our Compensation Committee believes that any risks arising from our compensation programs do not create disproportionate incentives for our NEOs to take risks that could have a material adverse effect on us in the future.

Insider Trading Policy; Prohibition on Hedging

We recognize that our employees and directors may sell shares from time to time in the open market, particularly in connection with exercises of stock options. All such transactions are required to comply with our insider trading policy. Under our insider trading policy, employees and directors may only purchase or sell our securities during “window” periods, which begin on the third business day following the date of each annual or quarterly earnings announcement and end two weeks before the end of the next quarter. The only exceptions to this are for purchases under our Employee Stock Purchase Plan, automatic sell-to-cover provisions of restricted stock units where the insider has no discretion in directing the sale, and for employees and directors who have entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Our insider trading policy also prohibits our employees and directors from engaging in hedging transactions in our common stock or from holding our common stock in a margin account or pledging it as collateral for a loan.

Compensation Committee Interlocks and Insider Participation

As noted above, our Compensation Committee consists of Mr. Mead, Ms. Kline, and Dr. Hattangadi. None of the members of our Compensation Committee has at any time during the past three years been one of our officers or employees. None of our executive officers currently serves or in the prior three years has served as a member of the board of directors of the compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No.1 for the year ended December 31, 2021.
Dana G. Mead, Jr. (Chair)
Teresa L. Kline
Neil A. Hattangadi

Summary Compensation Table

The following table provides certain information concerning the compensation earned by each of our Named Executive Officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation		Total
Thomas A. West	2021	$615,667	$—	$3,554,367	(3)	$1,610,091	$492,000	$3,000		$6,275,125
President and Chief Executive Officer	2020	579,818	—	1,725,366		1,059,267	326,147	3,000		3,693,598
	2019	236,931	100,000	2,830,020		3,940,192	95,957	3,000		7,206,100

Richard A. Meier	2021	464,342	—	843,041	(4)	462,119	232,000	3,000		2,004,502
Executive Vice President and Chief Financial Officer	2020	450,008	—	—		—	168,753	3,000		621,761
	2019	32,885	150,000	1,942,219		842,574	—	—		2,967,678

Patrick A. Broderick	2021	400,005	—	430,152	(5)	—	200,000	3,000		1,033,157
Executive Vice President, General Counsel and Corporate Secretary	2020	23,077	—	480,463		494,785	—	—		998,325

Reyna M. Fernandez	2021	335,005	—	286,894	(6)	—	134,000	3,000		758,899
Chief Human Resources Officer	2020	19,327	—	320,309		329,860	—	—		669,496

Christine R. Kowalski	2021	288,055	—	737,630	(7)	404,354	113,601	197,784	(8)	1,741,424
Former Executive Vice President and Chief Operating Officer	2020	403,070	—	422,431		259,096	151,151	26,821		1,262,569
	2019	365,019	—	299,995		—	78,844	77,910		821,768

______________
(1)The amounts represent the grant date fair value of stock options, restricted stock units or performance stock units granted, calculated in accordance with ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 10 to our financial statements included in our Original Report on Form 10-K for the year ended December 31, 2021.
(2)Represents payments pursuant to our corporate bonus plan. At the beginning of each year, the Compensation Committee approves specific company performance milestones. Bonuses are determined at year-end based upon the level of achievement of the milestones. Approved bonuses are paid by March of the following year.
(3)Included in the RSUs granted are Performance Stock Units (“PSUs”) subject to service, performance, and market-based conditions granted to Mr. West. For this grant, the grant date average fair market value is based upon the Monte-Carlo Simulation, resulting in a total grant date fair value of $2,112,492 for Mr. West. Assuming maximum achievement of performance and market-based conditions, the total fair value of the award is $3,802,485.
(4)Included in the RSUs granted are PSUs subject to service, performance, and market-based conditions granted to Mr. Meier. For this grant, the grant date average fair market value is based upon the Monte-Carlo Simulation, resulting in a total grant date fair value of $441,369 for Mr. Meier. Assuming maximum achievement of performance and market-based conditions, the total fair value of the award is $794,464.
(5)Consists only of PSUs subject to service, performance, and market-based conditions granted to Mr. Broderick. For this grant, the grant date average fair market value is based upon the Monte-Carlo Simulation, resulting in a total grant date fair value of $430,152 for Mr. Broderick. Assuming maximum achievement of performance and market-based conditions, the total fair value of the award is $774,273.
(6)Consists only of PSUs subject to service, performance, and market-based conditions granted to Ms. Fernandez. For this grant, the grant date average fair market value is based upon the Monte-Carlo Simulation, resulting in a total grant date fair value of $286,894 for Ms. Fernandez. Assuming maximum achievement of performance and market-based conditions, the total fair value of the award is $516,409.
(7)Included in the RSUs granted are PSUs subject to service, performance, and market-based conditions granted to Ms. Kowalski. For this grant, the grant date average fair market value is based upon the Monte-Carlo Simulation, resulting in a total grant date fair value of $386,182 for Ms. Kowalski. Assuming maximum achievement of performance and market-based conditions, the total fair value of the award is $695,127.
(8)Consists of (a) $3,000 for 401(k) plan matching contribution, (b) $1,680 for a housing allowance and (c) $193,104 in severance payments as part of Ms. Kowalski’s departure from our Company in July 2021.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to the NEOs during the year ended December 31, 2021:

Name		Estimated Future Payouts Under Non-Equity Incentive Plan ($)(1)			Estimated Future Payouts Under Equity Incentive Plan (#)(2)			All Other Stock Awards: Number of shares of stock (#)(3)	All Other Option Awards: Number of securities underlying options (#)(4)	Exercise price of option awards ($ per share)	Grant date fair value of stock and option awards ($)(5)
	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Thomas A. West	2/1/2021	—	—	—	—	83,333	149,999	—	—	—	2,112,492
	2/1/2021	—	—	—	—	—	—	62,500	—	—	1,441,875
	2/1/2021	—			—	—	—	—	118,461	23.07	1,610,091
	Cash Incentive	—	496,000	992,000	—	—	—	—	—	—	—

Richard A. Meier	2/1/2021	—	—	—	—	17,411	31,339	—	—		441,369
	2/1/2021	—	—	—	—	—	—	17,411	—		401,672
	2/1/2021	—	—	—	—	—	—	—	34,000	23.07	462,119
	Cash Incentive	—	233,000	466,000	—	—	—	—	—	—	—

Patrick A. Broderick (6)	2/1/2021	—	—	—	—	6,126	11,026	—	—	—	155,294
	4/22/2021	—	—	—	—	12,437	22,386	—	—	—	274,858
	Cash Incentive	—	200,000	400,000	—	—	—	—	—	—	—

Reyna M. Fernandez (7)	2/1/2021	—	—	—	—	4,125	7,425	—	—	—	104,569
	4/22/2021	—	—	—	—	8,250	14,850	—	—	—	182,325
	Cash Incentive	—	134,000	268,000	—	—	—	—	—	—	—

Christine R. Kowalski	2/1/2021	—	—	—	—	15,234	27,421	—	—	—	386,182
	2/1/2021	—	—	—	—	—	—	15,234	—	—	351,448
	2/1/2021	—	—	—	—	—	—	—	29,750	23.07	404,354
	Cash Incentive	—	210,950	421,900	—	—	—	—	—	—	—
______________
(1)The target incentive plan amounts represent the payouts that would have occurred based on the 100% achievement of 2021 performance goals. In the aggregate, no minimum threshold amount was established and a maximum amount of 200% of target was established. Actual cash incentive bonus plan payouts are reflected in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table.”
(2)The target equity incentive plan amounts represent the number of shares subject to performance-based awards on the grant date subject to the maximum level of achievement of milestones as outlined in respective award agreements. The grants are described in Note 9 to our financial statements included in our Original Report on Form 10-K for the year ended December 31, 2021.
(3)RSUs were granted with no exercise price.
(4)Options were granted with an exercise price equal to 100% of the fair market value on the date of grant, which was determined by reference to the closing sales price of our common stock on Nasdaq on the grant date.
(5)The amounts represent the grant date fair value of stock and option awards granted, calculated in accordance with ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 10 to our financial statements included in our Original Report on Form 10-K for the year ended December 31, 2021.
(6)Mr. Broderick received stock options and RSUs November 2020 associated with joining our company. As such, no stock options or RSUs were received in 2021.
(7)Ms. Fernandez received stock options and RSUs November 2020 associated with joining our company. As such, no stock options or RSUs were received in 2021.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by the NEOs as of December 31, 2021 (with the exception of Ms. Kowalski since she was no longer with the company and did not hold any equity awards as of December 31, 2021):

Name	Grant Date	Vesting Commencement Date	Option Awards				Option Exercise Price ($)	Option Expiration Date	Stock Awards
			Number of Securities Underlying Unexercised Options (#)(1)			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)(2)			Number of Shares that have Not Vested (#)(3)	Market Value of Shares that have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Shares that have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Shares that have Not Vested ($)(4)
			Exercisable	Unexercisable		Unearned
Thomas A. West	2/1/2021	2/1/2021	—	—		—	—	—	—	—	83,333	(6)	2,275,824
	2/1/2021	2/1/2021	24,679	93,782	(7)	—	23.07	2/1/2031	62,500	1,706,875	—		—
	2/3/2020	2/3/2020	—	—		—	—	—	—	—	39,700	(5)	1,084,207
	2/3/2020	2/3/2020	36,071	42,629	(7)	—	26.18	2/3/2030	26,467	722,814	—		—
	7/22/2019	7/22/2019	59,184	38,776	(7)	—	20.44	7/21/2029	46,152	1,260,411	—		—
	7/22/2019	7/22/2019	—	—		427,147	20.44	7/21/2029	—	—	—		—

Richard A. Meier	2/1/2021	2/1/2021	7,083	26,917	(7)	—	23.07	2/1/2031	—	—	17,411	(6)	475,494
	2/1/2021	2/1/2021	—	—		—	—	—	17,411	475,494	—		—
	11/26/2019	11/26/2019	—	—		—	—	—	—	—	57,230	(5)	1,562,951
	11/26/2019	11/26/2019	38,985	35,867		—	21.60	11/25/2029	17,414	475,576	—		—

Patrick A. Broderick	4/22/2021	2/1/2023	—	—		—	—	—	—	—	6,126	(6)	167,301
	2/1/2021	2/1/2023	—	—		—	—	—	—	—	12,437	(6)	339,654
	12/2/2020	12/2/2020	12,185	32,804		—	19.89	12/1/2030	16,104	439,800	—		—

Reyna M. Fernandez	4/22/2021	2/1/2023	—	—		—	—	—	—	—	4,125	(6)	112,654
	2/1/2021	2/1/2023	—	—		—	—	—	—	—	8,250	(6)	225,308
	12/2/2020	12/2/2020	8,123	21,870		—	19.89	12/1/2030	10,736	293,200	—		—
______________
(1)Stock options, unless otherwise noted below, vest as to 12/48ths of the underlying option shares upon completion of one year of service following the date of grant and 1/48th per month thereafter, contingent upon continued employment.
(2)These stock options are subject to both service and market-based vesting conditions. The shares subject to this option will vest on the third anniversary from the date of grant provided that certain 30-day trailing average stock price targets are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested options will be cancelled.
(3)Stock awards, unless otherwise noted below, vest in 1/3 increments annually over a three-year period from the date of grant, subject to continued employment through the applicable vesting date.
(4)Value calculated at $27.31 per share, the closing price of Intersect ENT’s common stock on December 31, 2021, which was the last trading day of 2021.
(5)These performance stock units are subject to both service and market-based vesting conditions. The shares subject to the PSUs will vest on the third anniversary from the date of grant provided that certain 30-day trailing average stock price targets are achieved at any time during the three-year period following the date of grant. Upon the end of the three-year period following the date of grant, any remaining unvested shares will be cancelled.
(6)These performance units are subject to service, performance, and market-based vesting conditions. The shares subject to the PSUs will vest in two tranches, one on the second anniversary from the date of grant provided that certain 2022 revenue targets are met, and the other tranche will vest on the third anniversary from the date of grant. The award is also subject to a TSR multiplier measured based on the 30-day average stock price prior to the beginning of the performance period against the average 30-day stock price at the end of the performance period. Upon the end of the two-year period following the date of grant, any remaining unvested shares will be cancelled.
(7)These stock options vest as to 6/48ths of the underlying option shares upon completion of six months of service following the date of grant and 1/48th per month thereafter, contingent upon continued employment.

Option Exercises and Stock Vested

The following table provides information regarding shares of our common stock acquired by the NEOs pursuant to exercises of stock options and vesting of RSUs during the year ended December 31, 2021:

Name	Options		Stock Awards
	Shares Acquired on Exercise	Value Realized on Exercise (1)	Shares Acquired on Vesting	Value Realized on Vesting (2)
Thomas A. West	—	$—	59,384	$1,223,601
Richard A. Meier	—	—	17,413	469,280
Patrick A. Broderick	—	—	8,052	215,552
Reyna M. Fernandez	—	—	5,368	143,701
Christine R. Kowalski	6,818	9,682	3,240	77,663
______________
(1)The value realized on exercise is calculated by multiplying the excess of the market price of our common stock on the day of exercise over the exercise price for the stock options by the number of shares acquired upon exercise.
(2)The value realized on vesting is calculated by multiplying the market price of our common stock on the day of vest by the number of shares acquired upon vest.

Potential Change-in-Control and Severance Benefits

We extended offer letters to each of our NEOs in connection with their employment. The letters generally provide for at-will employment and set forth the NEO’s initial base salary, initial equity grant amount and eligibility for employee benefits. In addition, each of our NEOs has executed a form of our standard confidential information and invention assignment agreement. The key terms of the offer letters extended to our NEOs (other than Ms. Kowalski who left our company prior to December 31, 2021) that were in effect on December 31, 2021 are described below.

Thomas A. West
In July 2019, we extended an offer letter to Mr. West to be our President and Chief Executive Officer, which we amended in August 2021. Pursuant to his offer letter, as amended, if Mr. West’s employment is terminated without “cause” or he resigns for “good reason,” whether or not such termination is in connection with or following a CIC, and provided such termination constitutes a “separation from service,” (1) he shall receive 18 months of his base salary, to be paid monthly, (2) he shall receive a prorated, lump sum payment equal to his annual target bonus, and (3) he shall be entitled to 18 months of COBRA reimbursement. In addition, if Mr. West’s employment is terminated without “cause”, or if Mr. West resigns for “good reason” one month before or within 12 months after a CIC, in exchange for a release in favor of our company, the vesting of all outstanding options and RSUs held by Mr. West shall accelerate in full. In addition, in September 2021 our Board amended the PSUs held by Mr. West to provide that the PSUs would become immediately vested upon the closing of the pending merger with Medtronic, Inc.
In addition, under the offer letter, as amended, it shall be determined that any payment (as defined in the letter) would be subject to an excise tax, then Mr. West shall be entitled to receive an additional gross-up payment to make him whole for the implication of the excise tax.

Richard A. Meier
In November 2019, we extended an offer letter to Mr. Meier to be our Executive Vice President and Chief Financial Officer, which we amended in August 2021. Pursuant to his offer letter, as amended, if Mr. Meier’s employment is terminated without “cause” or he resigns for “good reason”, whether or not such termination is in connection with or following a CIC, and provided such termination constitutes a “separation from service,” (1) he shall receive 12 months of his base salary, to be paid monthly, (2) he shall receive a prorated, lump sum payment equal to his annual target bonus, and (3) he shall be entitled to 12 months of COBRA reimbursement. In addition, if Mr. Meier’s employment is terminated without “cause”, or if Mr. Meier resigns for “good reason” one month before or within 12 months of a CIC, in exchange for a release in favor of our company, the vesting of all outstanding options and RSUs held by Mr. Meier shall accelerate in full. In addition, in September 2021 our

Board amended the PSUs held by Mr. Meier to provide that the PSUs would become immediately vested upon the closing of the pending merger with Medtronic, Inc.
In addition, under the offer letter, as amended, it shall be determined that any payment (as defined in the letter) would be subject to an excise tax, then Mr. Meier shall be entitled to receive an additional gross-up payment to make him whole for the implication of the excise tax.

Patrick A. Broderick
In November 2020, we extended an offer letter to Mr. Broderick to be our Executive Vice President, General Counsel and Corporate Secretary, which we amended in August 2021, Pursuant to his offer letter, as amended, if Mr. Broderick’s employment is terminated without “cause” or he resigns for “good reason”, whether or not such termination is in connection with or following a CIC, and provided such termination constitutes a “separation from service,” (1) he shall receive 12 months of his base salary, to be paid monthly, (2) he shall receive a prorated, lump sum payment equal to his annual target bonus, and (3) he shall be entitled to 12 months of COBRA reimbursement. In addition, if Mr. Broderick’s employment is terminated without “cause”, or if Mr. Broderick resigns for “good reason” one month before or within 12 months of a CIC, in exchange for a release in favor of our company, the vesting of all outstanding options and RSUs held by Mr. Broderick shall accelerate in full. Performance-based units will only accelerate in full if the targets have been achieved.
In addition, under the offer letter, as amended, it shall be determined that any payment (as defined in the letter) would be subject to an excise tax, then Mr. Broderick shall be entitled to receive an additional gross-up payment to make him whole for the implication of the excise tax.

Reyna M. Fernandez
In November 2020, we extended an offer letter to Ms. Fernandez to be our Chief Human Resources Officer, which we amended in August 2021. Pursuant to her offer letter, as amended, if Ms. Fernandez’s employment is terminated without “cause” or she resigns for “good reason”, whether or not such termination is in connection with or following a CIC, and provided such termination constitutes a “separation from service,” (1) she shall receive 12 months of her base salary, to be paid monthly, (2) she shall receive a prorated, lump sum payment equal to her annual target bonus, and (3) she shall be entitled to 12 months of COBRA reimbursement. In addition, if Ms. Fernandez’s employment is terminated without “cause”, or if Ms. Fernandez resigns for “good reason” one month before or within 12 months of a CIC, in exchange for a release in favor of our company, the vesting of all outstanding options and RSUs held by Ms. Fernandez shall accelerate in full. Performance-based units will only accelerate in full if the targets have been achieved.
In addition, under the offer letter, as amended, it is shall be determined that any payment (as defined in the letter) would be subject to an excise tax, then Ms. Fernandez shall be entitled to receive an additional gross-up payment to make her whole for the implication of the excise tax.

As set forth in these offer letters: (1) “cause” includes commissions of crimes or other material acts of dishonesty, engagement in any activity the executive officer knows could materially harm our business or reputation, material failure to adhere to our corporate codes, policies or procedures, material violation of any statutory, contractual, or common law duty or obligation to us or material breach of the executive officer’s confidentiality agreement with us, or the failure to substantially perform assigned duties or responsibilities after notice and opportunity to cure; and (2) “good reason” includes a relocation of the office where the executive officer is assigned to a location of more than 35 miles away, a material decrease in base salary (except for salary decreases generally applicable to our other executive employees), or a material reduction in the scope of duties or responsibilities, in each case without the executive officer’s written consent; provided, however, to resign for Good Reason the executive officer must provide notice to us and give us 30 days to cure the event giving rise to Good Reason, and if not cured then must resign within 90 days of the expiration of the cure period.
For information on the compensation paid to each of our NEOs in 2021, including Ms. Kowalski, see “Compensation Discussion and Analysis” above.

The following table provides information regarding the approximate amount of the benefits to which each of our NEOs would have been entitled to, had their employment terminated under the circumstances described in the preceding paragraphs on December 31, 2021 (other than Ms. Kowalski who left our company prior to December 31, 2021, and therefore was not entitled to any such compensation) and, in the case of a CIC, the CIC was the closing of the pending merger with Medtronic:

Name	Event	Salary Continuation (1)	Maximum Bonus (2)	COBRA Reimbursement (3)	Option and Stock Award Acceleration (4)	Tax Reimbursement (5)	Total (6)
Thomas A. West	Qualified termination (7)	$930,000	$496,000	$52,460	$—	$—	$1,478,460
	Qualified termination with CIC (8)	930,000	496,000	52,460	10,696,829	4,900,184	17,075,473

Richard A. Meier	Qualified termination (7)	466,000	233,000	34,974	—	—	733,974
	Qualified termination with CIC (8)	466,000	233,000	34,974	3,308,445	1,133,912	5,176,331

Patrick A. Broderick	Qualified termination (7)	400,000	200,000	24,670	—	—	624,670
	Qualified termination with CIC (8)	400,000	200,000	24,670	1,190,161	—	1,814,831

Reyna M. Fernandez	Qualified termination (7)	335,000	134,000	11,486	—	—	480,486
	Qualified termination with CIC (8)	335,000	134,000	11,486	793,437	—	1,273,923
______________
(1)Pursuant to the NEOs’ offer letters, as amended, to be paid monthly over their respective number of months.
(2)Pursuant to the NEOs’ offer letters, as amended, to be prorated over the portion of the year.
(3)Pursuant to the NEOs’ offer letters, as amended, to be reimbursed over their respective number of months, based on health plan(s) the NEO is participating in at December 31, 2021.
(4)Pursuant to the NEOs’ offer letters, as amended, the vesting of all outstanding options, RSUs, and performance-based equity will be accelerated by their respective percentages. The dollar amounts represent the difference in the closing price of our common stock on December 31, 2021, $27.31, with respect to the number of shares subject to outstanding unvested options, minus the exercise price of the outstanding unvested options, and closing price multiplied by the number of shares subject to unvested RSUs.
(5)The amounts listed in this column represent the estimated value of additional payments that Mr. West and Mr. Meier are entitled to under their amended offer letters (“Gross-Up Payment”). The Gross-Up Payment is equal to an amount such that, after payment by the executive of all taxes, including, without limitation, any income taxes and excise taxes under Section 4999 of the Code imposed on the Gross-Up Payment, such executive retains an amount of the Gross-Up Payment equal to the tax imposed on the payments described in the table above.
(6)Total does not include amounts earned or benefits accrued due to continued service by the NEO through December 31, 2021.
(7)If, other than in connection with a CIC transaction, employment is terminated without cause or for good reason.
(8)If, in connection with a CIC transaction or within twelve (12) months after a CIC transaction, a separation from service occurs.

Pay Ratio

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the related SEC rule (the “Rule”), we are required to provide to our stockholders specified disclosure regarding the relationship of our CEO’s total compensation to the total compensation of our median employee, referred to as “pay-ratio” disclosure. For 2021, the annual total compensation of our CEO, for the purposes of this disclosure, was $6,275,125, and the compensation of our median employee was $186,675, resulting in a pay ratio of approximately 34:1.

In accordance with SEC rules, we have identified the median employee as of November 1, 2021 by (1) aggregating for each applicable employee (a) annual base salary for salaried employees (or annual scheduled wages for hourly employees), (b) the target incentive pay and/or commissions paid for 2021, and (c) the estimated grant date fair value of any equity awards granted during 2021, and (2) ranking this compensation measure for our employees from lowest to highest. In making this determination, we annualized the compensation of permanent employees who were employed by our company for less than the entire year. This compensation measure was consistently applied to all employees included in the calculation and reasonably reflects the annual compensation of employees. To determine our total population of employees as of November 1, 2021, we included all full-time, part-time and seasonal employees, with the exception of our CEO.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

For the year ended December 31, 2021, our non-employee directors received an annual retainer of $45,000. In addition, all non-employee directors who served on one or more committees received the following annual committee fees:

Committee	Chair	Member
Audit	$20,000	$10,000
Compensation	15,000	7,500
Nominating and Corporate Governance	10,000	5,000

Further, our lead director received an additional annual retainer of $30,000.

Other than the annual retainers and committee fees described above, non-employee directors are not entitled to receive any cash fees in connection with their service on our Board. Each non-employee director is granted an equity grant for a fair value of $120,000, consisting of an equal amount of stock options and RSUs, at each annual stockholders’ meeting, provided the non-employee director has served since March 1st of the year the annual meeting was held and continued to serve. The stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and vest monthly over one year from the date of grant. The RSU awards cliff vest 100%, one year from the date of grant. New non-employee directors receive an initial stock option grant for a fair value of $200,000. The initial grants have an exercise price equal to the fair market value of our common stock on the date of grant and vest 25% in one year and monthly thereafter over the next three years, provided the non-employee director continues to serve. All of the Board stock options and RSUs described in this paragraph become fully vested upon a change in control.

Prior to the beginning of each year, each non-employee director may elect to receive their annual retainer for the following year in the form of a stock option that vests monthly over one year from the beginning of the year. The option is granted at the first Board or Compensation Committee meeting of the year for a fair value equivalent to their annual retainer with an exercise price equal to the fair market value of our common stock on the date of grant. These options are not subject to vesting acceleration upon a change in control.

We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses in connection with attending Board of Directors and committee meetings.

The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2)	Total
Kieran T. Gallahue	$40,000	$53,444	$93,638	$187,082
Neil A. Hattangadi, M.D. (3)	46,098	—	178,606	224,704
Teresa L. Kline	17,500	53,444	93,638	164,582
Cynthia L. Lucchese	25,000	53,444	93,638	172,082
Dana G. Mead, Jr.	60,000	53,444	53,495	166,939
Elisabeth Sandoval-Little (4)	40,646	—	198,844	239,490
Frederic H. Moll, M.D. (5)	6,667	—	—	6,667
W. Anthony Vernon (6)	15,625	—	—	15,625
______________
(1)Amounts are prorated for the applicable periods of service on respective committees for which they have served.
(2)The amounts in these columns reflect the aggregate grant date fair value of stock options and restricted stock units (“RSUs”) granted during the year, computed in accordance with FASB ASC Topic 718. Each eligible non-employee director received one stock option grant to purchase 5,734 shares and one RSU grant to acquire 3,239 shares on June 3, 2021 in accordance with our non-employee director grant policy. The RSUs had a grant date fair value in accordance with ASC 718 of $16.50 per share, for a total grant value of $53,444. The stock option grant had a grant date fair value in accordance with ASC 718 of $9.33 per share, for a total grant value of $53,495. In addition, Mr. Gallahue, Ms. Kline, and

Ms. Lucchese, elected to receive stock options in lieu of their annual retainer on March 16, 2021. The stock options had a grant date fair value in accordance with ASC 718 of $11.84 per share, for a total grant value of $40,143. The valuation assumptions used in determining such amounts are described in Note 10 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
(3)Dr. Hattangadi was appointed to our Board in March 2021. On March 10, 2021, in accordance with our non-employee director grant policy, Dr. Hattangadi received one stock option grant to purchase 13,993 shares. The stock option grant had a grant date fair value in accordance with ASC 718 of $12.76, for a total grant value of $178,606. Dr. Hattangadi was not eligible for the annual refresher grant.
(4)Ms. Sandoval-Little was appointed to our Board in April 2021. On April 5, 2021, in accordance with our non-employee director grant policy, Ms. Sandoval-Little received one stock option grant to purchase 15,896 shares. The stock option grant had a grant date fair value in accordance with ASC 718 of $12.51, for a total grant value of $198,844. Ms. Sandoval-Little was not eligible for the annual refresher grant.
(5)Dr. Moll resigned from our Board of Directors in February 2021 and was not eligible for the annual refresher grant.
(6)Mr. Vernon resigned from our Board of Directors in March 2021 and was not eligible for the annual refresher grant.

The following table sets forth the aggregate number of shares of our company’s common stock subject to options outstanding as well as the aggregate number of our company’s common stock subject to outstanding RSUs held by non-employee directors as of December 31, 2021:

Name	Number of Shares of Common Stock Underlying Options Outstanding	Number of Shares of Common Stock Subject to Outstanding RSUs
Kieran T. Gallahue	281,497	3,239
Neil A. Hattangadi, M.D. (1)	13,993	—
Teresa L. Kline	50,594	3,239
Cynthia L. Lucchese	97,057	3,239
Dana G. Mead, Jr.	67,580	3,239
Elisabeth Sandoval-Little (1)	15,896	—
______________
(1)Dr. Hattangadi and Ms. Sandoval-Little were appointed to our Board in March 2021 and April 2021, respectively, and were not eligible for the annual refresher grants.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information as to the beneficial ownership of our common stock as of January 31, 2022, for:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•each NEO;
•each of our current directors and nominees for director; and
•all current executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2022, are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentages of beneficial ownership of our common stock in the table are based on 33,654,104 shares of common stock issued and outstanding on January 31, 2022.

	Beneficial Ownership (1)
Name of Beneficial Owners	Outstanding Shares Beneficially Owned	Shares Exercisable Within 60 days	Total Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Shareholders:
Versor Investments LP (2)	3,175,097	—	3,175,097	9.4%
1120 Avenue of the Americas, 15th Floor
New York, NY 10036
BlackRock, Inc. (3)	2,638,333	—	2,638,333	7.8%
55 East 52nd Street
New York, YT 10055
The Goldman Sachs Group, Inc. (4)	2,628,508	—	2,628,508	7.8%
200 West Street
New York, NY 10282
Magnetar Capital LLC (5)	2,543,999	—	2,543,999	7.6%
1603 Orrington Avenue, 13th Floor
Evanston, IL 60201
Vanguard Group Inc. (6)	1,801,606	—	1,801,606	5.4%
100 Vanguard Blvd.
Malvern, PA 19355

Directors and Executive Officers:
Kieran T. Gallahue (7)	34,273	280,064	314,337	*
Neil A. Hattangadi, M.D.	—	3,498	3,498	*
Teresa L. Kline	8,837	49,161	57,998	*
Cynthia L. Lucchese	16,383	95,624	112,007	*
Dana G. Mead Jr.	20,890	66,147	87,037	*
Elisabeth Sandoval-Little (8)	—	—	—	-
Thomas A. West	82,475	140,848	223,323	*
Patrick A. Broderick	5,117	14,996	20,113	*
Reyna M. Fernandez	3,411	9,998	13,409	*
Richard A. Meier (9)	37,132	53,581	90,713	*
Christine R. Kowalski	9,608	—	9,608	*
All directors and executive officers as a group (10 persons) (10)	208,518	713,917	922,435	2.7%
______________
*        Represents beneficial ownership of less than one percent.
(1)The percentages are based on 33,654,104 shares of common stock outstanding on January 31, 2022.
(2)According to the Schedule 13G/A filed with the SEC on February 8, 2022, reporting beneficial ownership as of December 31, 2021, Versor Investments LP, or Versor, reported that it has sole voting and investment power over all of these shares, and that Asset Management Exchange Master ICAV has sole voting and investment power over 2,996,122 of these shares. The address for Asset Management Exchange Master ICAV is: Riverside One, 37 - 42 Sir John Rogerson’s Quay, Grand Canal Dock, Dublin 2, D02 X576 Ireland.
(3)According to the Schedule 13G/A filed with the SEC on March 11, 2022, reporting beneficial ownership as of December 31, 2021, BlackRock, Inc., or BlackRock, reported that it has sole voting power over 2,581,486 of these shares and shared investment power over all of these shares.
(4)According to the Schedule 13G filed with the SEC on January 31, 2022, reporting beneficial ownership as of December 31, 2021, The Goldman Sachs Group, Inc., or Goldman, reported it has shared investment and voting power over all of these shares, as does Goldman Sachs & Co. LLC. The address for Goldman Sachs & Co. LLC is the same as for Goldman.
(5)According to the Schedule 13D filed with the SEC on August 19, 2021, reporting beneficial ownership as of August 9, 2021, Magnetar Capital LLC, or Magnetar, reported that Magnetar, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz have shared voting and investment power over all of these shares. The address for each of these entities is the same as for Magnetar.
(6)According to the Schedule 13G/A filed with the SEC on February 10, 2022, reporting beneficial ownership as of December 31, 2021, Vanguard Group Inc., or Vanguard, reported that it had shared voting power over 63,751 of these shares, sole investment power over 1,711,701 of these shares, and shared investment power over 89,505 of these shares.
(7)Shares beneficially owned consist of (a) 5,011 shares of common stock held directly by Mr. Gallahue and (b) 29,262 shares of common stock held in trust.
(8)Ms. Sandoval-Little was appointed to our board in April 2021 and did not beneficially own any shares as of January 31st.
(9)Shares beneficially owned consist of (a) 32,732 shares of common stock held directly by Mr. Meier and (b) 4,400 shares of common stock held in trust.
(10)Consists of shares beneficially held by the current directors and executive officers.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2021:

Equity Compensation Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Approved by Stockholders (1)	4,153,533	$17.96	4,411,950
Not Approved by Stockholders	—	—	—
	4,153,533	17.96	4,411,950
______________
(1)The weighted average exercise price includes shares issuable pursuant to restricted stock units, which have an exercise price of $0. The weighted average exercise price for the stock options, and therefore excluding shares issuable pursuant to restricted stock units, was $22.22. The number of shares remaining available for future issuance includes 3,625,223 shares available under our 2014 Equity Incentive Plan, or 2014 Plan, and 786,727 shares available under our 2014 Employee Stock Purchase Plan, or 2014 ESPP. In anticipation of the Merger with Medtronic, the 2014 ESPP was discontinued in November 2021.
The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
We have not entered into any transactions since January 1, 2021, constituting related-person transactions requiring disclosure pursuant to Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.

Policies and Procedures for Related Party Transactions
Our Board of Directors has adopted a written related-person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission, any transaction, arrangement or relationship, or any series of similar or related transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.
In considering related-person transactions, our Audit Committee (or other independent body of our Board of Directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.

Director Independence
Under the listing requirements and rules of The Nasdaq Global Market, independent directors, as affirmatively determined by our Board of Directors, must compose a majority of our Board of Directors. Under the rules of The Nasdaq Global Market, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors consults with our counsel to ensure that our Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of The Nasdaq Global Market, as in effect from time to time.
In addition, the rules of The Nasdaq Global Market require that each member of a listed company’s audit, compensation and nominating and corporate governance committee be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of our Audit Committee, our Board of Directors, or any other Board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.
Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board of Directors has determined that each member of our Board of Directors, except Mr. West, does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the listing requirements and rules of The Nasdaq Global Market. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Our Board of Directors also determined that each member of our Audit Committee satisfies the independence standards for the Audit Committee established by applicable SEC rules, the listing standards of The Nasdaq Global Market and Rule 10A-3 of the Exchange Act. Our Board of Directors also determined that each member of our Compensation Committee are “non-employee directors” as that term is defined in Rule 16b-3 of the Securities Exchange Act of 1934. Our Board of Directors also determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the applicable Nasdaq listing standards, is a non-employee director and is free from any relationship that would interfere with the exercise of his or her independent judgment.

Item 14.     Principal Accountant Fees and Services
The following tables set forth the aggregate fees, including related expenses, for professional services rendered by our principal accountants, Ernst & Young LLP (in thousands):

	Year Ended December 31,
Fees	2021	2020
Audit (1)	$2,216	$1,482
Audit-Related	—	—
Tax	—	—
All Other (2)	702	1
	$2,918	$1,483
______________
(1)The Audit fees consist of professional services in connection with the integrated audit of our annual financial statements, including the audit of internal control over financial reporting, review of our quarterly financial statements presented in our Quarterly Reports on Form 10-Q and review of audited financial statements presented in our Original Report on Form 10-K, irrespective of the period in which the related services were rendered or billed. This category also includes technical advice on various accounting matters related to the financial statements. Fees also consisted of professional services rendered in connection with our various registration statements, including delivery of consent and review of documents.
(2)The All Other fees consist of (a) transaction services with respect to the ongoing plan to sell the recently acquired Fiagon business, and (b) a subscription to Ernst & Young Atlas Online, a proprietary knowledge management and research system.
All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures
Our Audit Committee has adopted a policy and procedures for the pre-approval and negotiation of all audit and non-audit services and fees to be rendered by our independent registered public accounting firm, Ernst & Young LLP. During the years ended 2021 and 2020, the Audit Committee pre-approved all audit and non-audit services performed by Ernst & Young LLP. Under the policy, the Audit Committee generally pre-approves specified services in defined categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of our independent registered public accounting firm or on a case-by-case basis for specific tasks before an engagement.
The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV
Item 15.     Exhibits and Financial Statement Schedules

The following exhibits are filed or incorporated by reference into this Amendment No.1:

			Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 6, 2021, by and among Medtronic, Inc., a Minnesota corporation, Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic, Inc., and Intersect ENT, Inc., a Delaware corporation.	8-K	001-36545	2.1	8/10/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014

			Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Convertible Preferred Stock	8-K	001-36545	3.1	5/11/2020
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	6/15/2020
3.4	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36545	4.2	3/9/2021
4.3	Form of Senior Convertible Note	8-K	001-36545	4.1	5/11/2020
4.4	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4
10.1**	Form of Indemnity Agreement between the Registrant and its directors and officers	S-1	333-196974	10.1	7/9/2014
10.2**	2003 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.2	7/14/2014
10.3**	2013 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.3	7/14/2014
10.4**	2014 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise	S-1	333-196974	10.4	7/14/2014
10.5**	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	8-K	001-36545	10.2	1/20/2017
10.6**	Amended and Restated 2014 Employee Stock Purchase Plan, as approved by Stockholders’ on June 5, 2018	10-Q	001-36545	10.2	8/3/2018
10.7**	Offer Letter by and between the registrant and Christine R. Kowalski, dated as of October 26, 2018	10-K	001-36545	10.27	2/28/2019
10.8**	Offer Letter by and between the registrant and Thomas A. West, dated as of June 24, 2019	10-Q	001-36545	10.1	8/5/2019
10.9**	Amendment to Offer Letter by and between the registrant and Thomas A. West, effective August 14, 2021	10-Q	001-36545	10.1	11/2/2021
10.10**	Offer Letter by and between the registrant and Richard A. Meier, dated as of November 26, 2019	10-K	001-36545	10.25	2/27/2020
10.11**	Amendment to Offer Letter by and between the registrant and Richard A. Meier, effective August 13, 2021	10-Q	001-36545	10.2	11/2/2021
10.12**	Offer Letter by and between the registrant and Patrick A. Broderick, dated as of November 12, 2020	10-K	001-36545	10.14	3/9/2021
10.13**	Amendment to Offer Letter by and between the registrant and Patrick A. Broderick, effective August 14, 2021	10-Q	001-36545	10.4	11/2/2021
10.14**	Offer Letter by and between the registrant and Reyna M. Fernandez, dated as of November 13, 2020	10-K	001-36545	10.15	3/9/2021
10.15**	Amendment to Offer Letter by and between the registrant and Reyna M. Fernandez, effective August 16, 2021	10-Q	001-36545	10.3	11/2/2021
10.16**	Amended Non-Employee Director Compensation Policy	10-K	001-36545	10.16	3/9/2021
10.17**	Letter from the registrant to Thomas A. West regarding acceleration of certain performance-based awards, dated as of September 7, 2021	10-Q	001-36545	10.5	11/2/2021
10.18**	Letter from the registrant to Richard A. Meier regarding acceleration of certain performance-based awards, dated as of September 7, 2021	10-Q	001-36545	10.6	11/2/2021

			Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
10.19	Facility Agreement, dated as of July 22, 2021, by and among Intersect ENT, Inc., certain of Intersect ENT's subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P.	8-K	001-36545	10.1	7/22/2021
10.20	Facility Agreement, dated as of September 25, 2021, by and among Intersect ENT, Inc., certain of Intersect ENT, Inc's subsidiaries from time to time party thereto as guarantors and Medtronic, Inc.	8-K	001-36545	10.1	9/27/2021
10.21	Fiagon AG Medical Technologies Sale and Purchase Agreement, dated as of October 2, 2020	10-Q	001-36545	10.1	11/2/2020
10.22	Facility Agreement, dated as of May 11, 2020, by and among Intersect ENT, Inc., certain of Intersect ENT, Inc’s subsidiaries from time to time party thereto as guarantors and Deerfield Partners, L.P.	8-K	001-36545	10.1	5/11/2020
10.23	Registration Rights Agreement, dated as of May 11, 2020, by and between Intersect ENT, Inc. and Deerfield Partners, L.P.	8-K	001-36545	10.2	5/11/2020
10.24	Lease by and between the registrant and Menlo Business Park, LLC, dated as of March 2, 2012	S-1	333-196974	10.7	6/23/2014
10.25	First Amendment to Lease by and between the registrant and Menlo Prepi I, LLC, dated as of December 17, 2014	8-K	001-36545	10.1	12/18/2014
10.26	Second Amendment to Lease by and between the registrant, Menlo Prepi I, LLC, and TPI Investors 9, LLC, dated as of December 2, 2019	8-K	001-36545	10.1	12/5/2019
10.27	Third Amendment to Lease by and between the registrant, Menlo Prepi I, LLC, and TPI Investors 9, LLC, dated as of December 22, 2020	8-K	001-36545	10.1	12/23/2020
10.28†	Supply Agreement between the registrant and Hovione Inter AG., dated as of January 20, 2020	10-Q	001-36545	10.1	5/11/2020
10.29†	Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of Supply January 28, 2014	S-1	333-196974	10.17	6/23/2014
10.30†	Amendment No. 1 to Supply Agreement by and between the registrant and AIM Plastics Inc., dated as of February 22, 2016	10-Q	001-36545	10.4	5/9/2016
10.31†	Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of November 14, 2013	S-1	333-196974	10.18	6/23/2014
10.32†	Amendment No. 1 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of October 7, 2015	10-K	001-36545	10.26	2/25/2016
10.33†	Amendment No. 2 to Supply Agreement by and between the registrant and Stephen Gould Corporation, dated as of August 17, 2016	10-K	001-36545	10.30	2/28/2017
10.34†	Master Services Agreement by and between the registrant and Polymer Solutions Incorporated, dated as of April 1, 2016	10-Q	001-36545	10.5	5/9/2016
10.35†	Processing Agreement by and between the registrant and Isomedix Operations Inc., dated as of February 1, 2019	10-Q	001-36545	10.1	5/7/2019
23.1#	Consent of Independent Registered Public Accounting Firm.	10-K	001-36545	23.1	3/8/2022
24.1	Power of Attorney.	10-K	001-36545	Sig. Pg.	3/8/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36545	31.1	3/8/2022

Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36545	31.2	3/8/2022
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36545	32.1	3/8/2022
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
#    2021 Auditor firm PCAOB number: 42; Auditor name: Ernst & Young LLP; Auditor location: Indianapolis, Indiana.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intersect ENT, Inc.

Date: April 29, 2022	By:	/S/ THOMAS A. WEST
Thomas A. West President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2022	By:	/S/ RICHARD A. MEIER
Richard A. Meier Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)