Form 10-Q
period 2022-03-31
Intersect ENT, Inc.
filed 2022-05-04
CIK 1271214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares of common stock outstanding as of April 27, 2022 were 33,813,722.

INTERSECT ENT, INC.
Form 10-Q – QUARTERLY REPORT
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERSECT ENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$25,589	$38,397
Short-term investments	25,045	22,618
Accounts receivable, net	13,236	17,326
Inventories, net	17,737	18,599
Assets held for sale	2,264	5,353
Prepaid expenses and other current assets	3,606	3,704
Total current assets	87,477	105,997
Property and equipment, net	5,646	4,995
Operating lease right-of-use assets	14,675	15,149
Restricted cash	16,992	17,887
Other non-current assets	2,603	2,839
Total assets	$127,393	$146,867
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,179	$8,888
Accrued compensation	12,322	20,501
Deferred acquisition related consideration, current	16,671	17,013
Liabilities held for sale	2,264	5,353
Other current liabilities	5,977	5,405
Total current liabilities	46,413	57,160
Operating lease liabilities	14,960	14,709
Long-term debt	142,611	127,346
Deferred acquisition related consideration, non-current	15,400	15,409
Other non-current liabilities	2,038	1,312
Total liabilities	221,422	215,936
Commitments and contingencies (note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized shares: 9,994; Issued and outstanding shares: none	—	—
Series DF-1 convertible preferred stock, $0.001 par value; Authorized shares: 6; Issued and outstanding shares: none	—	—
Common stock, $0.001 par value; Authorized shares: 150,000; Issued and outstanding shares: 33,810 as of March 31, 2022 and 33,641 as of December 31, 2021	34	34
Additional paid-in capital	397,504	393,617
Accumulated other comprehensive loss	(53)	(10)
Accumulated deficit	(491,514)	(462,710)
Total stockholders’ deficit	(94,029)	(69,069)
Total liabilities and stockholders’ deficit	$127,393	$146,867
(1)Amounts have been derived from the December 31, 2021 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$21,575	$24,328
Cost of sales	7,690	8,455
Gross profit	13,885	15,873
Operating expenses:
Selling, general and administrative	28,028	28,077
Research and development	9,395	6,370
Loss on assets held for sale	3,136	—
Total operating expenses	40,559	34,447
Loss from operations	(26,674)	(18,574)
Interest expense	(2,054)	(1,375)
Other income (expense), net	(76)	(504)
Loss before income taxes	(28,804)	(20,453)
Income tax (benefit)	—	(422)
Net loss	(28,804)	(20,031)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net	(43)	14
Comprehensive loss	$(28,847)	$(20,017)
Net loss per share, basic and diluted	$(0.85)	$(0.61)

Weighted average common shares used to compute net loss per share, basic and diluted	33,735	33,022
See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	33,641	$34	$393,617	$(10)	$(462,710)	$(69,069)
Issuance of common stock and exercise of stock options	169	—	822	—	—	822
Stock-based compensation expense	—	—	3,065	—	—	3,065
Unrealized loss on short-term investments	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(28,804)	(28,804)
Balance as of March 31, 2022	33,810	$34	$397,504	$(53)	$(491,514)	$(94,029)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	32,936	$33	$370,053	$1	$(303,075)	$67,012
Issuance of common stock and exercise of stock options	200	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	4,141	—	—	4,141
Unrealized gain on short-term investments	—	—	—	14	—	14
Net loss	—	—	—	—	(20,031)	(20,031)
Balance as of March 31, 2021	33,136	$33	$375,315	$15	$(323,106)	$52,257

See accompanying notes to condensed consolidated financial statements.

INTERSECT ENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(28,804)	$(20,031)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	403	1,202
Non-cash lease expense	466	481
Stock-based compensation expense	3,071	4,061
Amortization of net investment premium	80	265
Amortization of debt transaction costs and accretion of debt discount	248	220
Impairment of property, equipment, and intangible assets	—	575
Loss on assets held for sale	3,136	—
Interest expense on deferred acquisition related costs	303	504
Loss on foreign currency forward contracts	730	2,287
Foreign currency remeasurement gain	(583)	(1,973)
Change in fair value of embedded derivatives	—	346
Income tax (benefit)	—	(422)
Changes in operating assets and liabilities, net of held for sale:
Accounts receivable, net	3,971	(172)
Inventories, net	(106)	(1,083)
Prepaid expenses and other assets	1,225	(1,167)
Accounts payable	(1,268)	1,070
Accrued compensation	(9,560)	(2,614)
Other liabilities	(172)	(321)
Net cash used in operating activities	(26,860)	(16,772)
Investing activities:
Purchases of short-term investments	(8,051)	—
Maturities of short-term investments	5,500	18,096
Purchases of property and equipment	(153)	(467)
Net cash provided by (used in) investing activities	(2,704)	17,629
Financing activities:
Proceeds from debt financing, net of issuance costs	15,000	—
Proceeds from issuance of common stock and exercise of stock options	822	1,121
Net cash provided by financing activities	15,822	1,121
Effect of exchange rates on cash, cash equivalents, and restricted cash	(82)	(196)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,824)	1,782
Cash, cash equivalents, and restricted cash:
Beginning of the period	56,284	31,021
Reclassification from assets held for sale during the period	121	—
End of the period	$42,581	$32,803
Non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$144
Property and equipment included in accounts payable	152	55
Lessor funded building improvements	888	46
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
Under the terms of the Merger Agreement, Medtronic will acquire all outstanding shares of the Company’s common stock, including all vested and unvested awards, in exchange for consideration of $28.25 per share in cash. Vested and unvested stock options will be redeemed for the difference between $28.25 per option and the respective exercise price. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement provides Medtronic and the Company with certain termination rights and, under certain circumstances, may require that Medtronic or the Company pay a termination fee.
In connection with the Merger, the Company intends to divest the business currently operated by (i) Intersect ENT International GmbH and its subsidiary, Intersect ENT GmbH, and (ii) Fiagon NA LLC (collectively “Fiagon”). The Company and Hemostasis LLC, a Delaware limited liability company (“Hemostasis”), have agreed on the material terms of a Sale and Purchase Agreement that the parties intend to execute, pursuant to which, among other things, Hemostasis would agree to acquire the Fiagon Business from the Company for a cash payment at closing, subject to certain purchase price adjustments for debt, cash and transaction expenses. The Sale and Purchase Agreement is also expected to contain customary representations, warranties, covenants and indemnification by the Company. The Company and Medtronic also anticipate providing certain transition services in connection with the sale of Fiagon. The consummation of the sale of Fiagon to Hemostasis would be expressly cross-conditioned on the closing of the Merger. If the sale of Fiagon is completed under the anticipated terms of the Sale and Purchase Agreement, such transaction is expected to close immediately prior to the time the Merger is consummated. Therefore, the Company has presented the related assets and liabilities of Fiagon as held for sale on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

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
The interim financial data as of March 31, 2022 is unaudited and is not necessarily indicative of the results for the full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2022 and 2021. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.
The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021 filed with the SEC on March 8, 2022.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings or financial position.

Risks and Uncertainties
The Company is subject to risks and uncertainties resulting from the COVID-19 pandemic. The Company cannot predict the extent or duration of the impact of the COVID-19 pandemic on its financial and operating results, as the information regarding the current environment is evolving. Due to the COVID-19 pandemic, the Company’s business has been and will continue to be impacted by patients’ decisions whether or not to undergo sinus surgeries and, as a result, ENT ASC and office procedure volumes may fluctuate. The Company’s operations may be further impacted by COVID-19 due to changes in its manufacturing operations as a result of any future regulations or guidance issued by local and federal authorities. Furthermore, the COVID-19 pandemic has led to severe disruption and volatility in global capital markets and increased economic uncertainty and instability.
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

Accounting Pronouncements
The Company has implemented all new pronouncements that are in effect which may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued which may have a material impact on its condensed consolidated financial statements.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.
3.    Composition of Certain Financial Statement Items
Accounts receivable, net (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$13,761	$17,948
Allowance for doubtful accounts	(525)	(622)
	$13,236	$17,326
Inventories, net (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$6,273	$5,155
Work-in-process	3,815	4,365
Finished goods	7,649	9,079
	$17,737	$18,599
Capitalized stock-based compensation expense of $0.1 million was included in inventory as of both March 31, 2022 and December 31, 2021, respectively.
Operating lease liabilities (in thousands):

	March 31, 2022	December 31, 2021
Current portion presented in other current liabilities	$2,368	$1,975
Non-current portion presented in operating lease liabilities	14,960	14,709
	$17,328	$16,684
Revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
PROPEL family of products	$18,903	$20,442
SINUVA	868	2,435
VenSure, CUBE, and accessories	1,804	1,451
	$21,575	$24,328

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
Cash, Cash Equivalents, Short-term Investments, and Restricted Cash
The following is a summary of cash, cash equivalents, and restricted cash (in thousands):

	March 31, 2022	December 31, 2021

Cash and cash equivalents	$25,589	$38,397
Restricted cash	16,992	17,887
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$42,581	$56,284

In association with the acquisition of Fiagon, the Company held approximately $17.0 million and $17.9 million as of March 31, 2022 and December 31, 2021, respectively, with an escrow agent with the seller as beneficiary. These balances are presented as restricted cash on the Company’s condensed consolidated balance sheets.

The following is a summary of the Company’s unrealized gains and losses related to its short-term investments in marketable securities designated available-for-sale (in thousands):

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
March 31, 2022		Gains	Losses
Level 1:
Cash	$7,723	$—	$—	$7,723	$7,723	$—
Money market funds	13,868	—	—	13,868	13,868	—
	21,591	—	—	21,591	21,591	—
Level 2:
U.S. treasury bills	19,081	—	(42)	19,039	3,998	15,041
Corporate debt securities	4,021	—	(11)	4,010	—	4,010
Commercial paper	5,994	—	—	5,994	—	5,994
	29,096	—	(53)	29,043	3,998	25,045
	$50,687	$—	$(53)	$50,634	$25,589	$25,045

					Reported as:
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Cash and cash equivalents	Short-term investments
December 31, 2021		Gains	Losses
Level 1:
Cash	$9,101	$—	$—	$9,101	$9,101	$—
Money market funds	29,296	—	—	29,296	29,296	—
	38,397	—	—	38,397	38,397	—
Level 2:
U.S. treasury bills	7,080	—	(5)	7,075	—	7,075
Corporate debt securities	9,557	—	(5)	9,552	—	9,552
Commercial paper	5,991	—	—	5,991	—	5,991
	22,628	—	(10)	22,618	—	22,618
	$61,025	$—	$(10)	$61,015	$38,397	$22,618
There were no transfers in and out of Level 1 and Level 2 during the three months ended March 31, 2022 and year ended December 31, 2021.
The following table summarizes the contractual maturity of the Company’s cash equivalents and short-term investments as of March 31, 2022 (excluding cash and money-market funds):

	Amortized Cost	Fair Value
Maturity in less than one year	$24,097	$24,045
Maturity in one to five years	1,001	1,000
Total	$25,098	$25,045
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations.
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2022 and year ended December 31, 2021. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. The Company concluded that any unrealized losses on investments as of March 31, 2022 and December 31, 2021, respectively, were not attributed to credit.

Convertible Notes Embedded Derivatives
The Convertible Notes due in 2025 (see Note 9) have embedded features which were required to be bifurcated upon issuance and then periodically remeasured separately as embedded derivatives. These embedded features include additional make-whole interest payments which may become payable to the lender upon certain events, such as a change of control, upon optional redemption by the Company, or a sale of all or substantially all of the Company’s assets. The embedded features also include additional shares depending on the time to maturity and the stock price which may be added to an early conversion upon certain events. The Company has utilized a convertible lattice model to determine the fair value of the embedded features, which utilizes inputs including the common stock price, volatility of common stock, credit rating, probability of certain triggering events and time to maturity. The fair value measurements of the embedded derivatives are classified as Level 3 financial instruments. As of March 31, 2022 and December 31, 2021, the fair value of the embedded features was $16.2 million and has been presented together with the Convertible Notes host instrument on the condensed consolidated balance sheets.

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
The derivative instruments the Company uses to economically hedge this exposure are not designated as accounting hedges and, as a result, changes in their fair value are recorded in other income (expense), net in its condensed consolidated statements of operations and comprehensive loss. The derivative assets and liabilities are measured using Level 2 fair value inputs.
The Company had gross notional amounts (in EUR) with USD equivalents of $36.9 million on foreign currency exchange contracts not designated as hedging instruments outstanding as of both March 31, 2022 and December 31, 2021 as follows (in thousands):

	March 31, 2022	December 31, 2021
Notional amounts:
Forward contracts	€30,000	€30,000
Gross fair value recorded in:
Other current liabilities	$1,581	$1,141
Other non-current liabilities	$1,361	$1,070

The following table summarizes the effect of the Company’s foreign currency exchange contracts on its condensed consolidated statements of operations and comprehensive loss recognized in other income (expense), net (in thousands):

	Three Months Ended March 31,
	2022	2021
Recognized losses on foreign currency exchange contracts	$(730)	$(2,287)
Foreign exchange gains on remeasurement of deferred acquisition related consideration	$655	$2,384
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

6.    Stock-based Compensation Expense
2014 Equity Incentive Plan
In July 2014, the Company’s Board of Directors approved the 2014 Equity Incentive Plan (the “2014 Plan”). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015, and continuing through and including January 1, 2024, by 3% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. On January 1, 2022, the total number of shares of common stock reserved for issuance increased by 1,009,227 shares to 11,932,065 shares reserved since the inception of the 2014 Plan. As of March 31, 2022, 4,099,079 shares remained available for issuance.
The following is a summary of the Company’s stock option activity and related information (options in thousands):

	Three Months Ended March 31, 2022
	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,357	$22.22
Exercised	(42)	19.69
Forfeited	(90)	26.61
Outstanding, end of period	3,225	22.13
Exercisable	1,618	23.02
Outstanding options as of March 31, 2022 include an option subject to both service and market-based vesting conditions to purchase 427,147 shares of the Company’s common stock with an exercise price of $20.44. As of March 31, 2022, these stock options remain unvested.
As of March 31, 2022, the aggregate pre-tax intrinsic value of options outstanding was $20.9 million and options outstanding and exercisable was $9.8 million, the weighted-average remaining contractual term of options outstanding was 7.4 years, and options outstanding and exercisable was 6.5 years. The aggregate pre-tax intrinsic value of options exercised was $0.3 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively.
The following is a summary of the Company’s RSU activity and related information (RSUs in thousands):

	Three Months Ended March 31, 2022
	RSUs	Weighted Average Fair Value
Outstanding, beginning of period	528	$23.58
Awarded	640	27.30
Vested	(128)	25.58
Forfeited	(15)	25.07
Outstanding, end of period	1,025	25.63
As of March 31, 2022, the aggregate pre-tax intrinsic value of RSUs outstanding was $28.7 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of RSUs outstanding was 2.5 years.

The Company has granted Performance Stock Units (“PSUs”) which are subject to service, performance, and market-based vesting conditions. The following is a summary of the Company’s PSU activity and related information (PSUs in thousands):

	Three Months Ended March 31, 2022
	PSUs	Weighted Average Fair Value
Outstanding, beginning and end of period	269	$21.16
As of March 31, 2022, the aggregate pre-tax intrinsic value of PSUs outstanding was $7.5 million, calculated based on the closing price of the Company’s common stock at the end of the period, and the weighted-average remaining vesting term of PSUs outstanding was 1.3 years.
Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$167	$321
Selling, general and administrative	2,170	3,203
Research and development	734	537
	$3,071	$4,061
As of March 31, 2022, the total compensation expense not yet recognized for the 2014 Plan was $37.5 million and is currently estimated to be expensed through the year 2025. This expense will be amortized on a straight-line basis over a weighted average period of 2.5 years and will be adjusted for subsequent forfeitures.
2014 Employee Stock Purchase Plan
In July 2014, the Company’s Board of Directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 496,092 shares were initially reserved for issuance under the 2014 ESPP. In June 2018, the Company’s stockholders approved the Amended and Restated 2014 ESPP, increasing the total number of shares of common stock reserved for issuance under the 2014 ESPP by 1,200,000 shares to a total of 1,696,092 shares (the “Amended and Restated 2014 ESPP”) since the inception of the 2014 ESPP. As of March 31, 2022, 786,727 shares remained available for issuance. In connection with the proposed transaction with Medtronic, the ESPP remained in effect until November 15, 2021, which was the final purchase date, and subsequently no longer offered.
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

The following potentially dilutive securities outstanding have been excluded from the computations of weighted average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three Months Ended March 31,
	2022	2021
Common stock options	2,798	3,658
Market-based performance stock options	427	427
Restricted stock units	1,025	634
Performance stock units	269	290
Employee stock purchase plan shares	—	63
Stock issuable upon conversion of convertible notes	6,309	6,309
	10,828	11,381
The Company uses the if-converted method for calculating any potential dilutive effects of the Convertible Notes. The Company did not adjust the net losses for the three months ended March 31, 2022 and 2021 to eliminate any interest expense related to the Convertible Notes (see Note 9) in the computation of diluted loss per share, or calculate the potential common shares from conversion, as the effects would have been anti-dilutive. The shares presented above represent the maximum number of convertible shares which can be issued subject to the make-whole increase to the conversion rate upon certain events.

8.    Assets and Liabilities Held for Sale

During the three months ended March 31, 2022, in connection with the announcement of the anticipated Merger with Medtronic and with respect to antitrust considerations, the Company and Hemostasis have agreed on the material terms of a Sale and Purchase Agreement for the Fiagon business. The Company concluded that as of March 31, 2022 and December 31, 2021, respectively, Fiagon met all of the held for sale criteria. The Company’s management does not consider this to be a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore does not qualify for reporting as a discontinued operation.
During the year ended December 31, 2021, the Company recognized an impairment loss of $67.8 million in the consolidated statements of operations and comprehensive loss to adjust the carrying value of the disposal group to fair value less costs to sell. The impairment is a result of the circumstances surrounding the pending transaction with Medtronic, which have led to a plan to sell that is outside of the normal course of business in terms of timing and value expectations. Additionally, as part of the ongoing evaluation of the composition and value of the disposal group, the Company recognized an additional loss of $3.1 million during the three months ended March 31, 2022.

The following table summarizes the carrying values of the assets and liabilities classified as held for sale as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
Assets held for sale
Cash and cash equivalents	$439	$558
Accounts receivable, net	1,341	1,260
Inventories, net	61	2,166
Prepaid expenses and other current assets	335	1,279
Property and equipment, net	—	—
Operating lease right-of-use assets	—	—
Intangible assets, net	—	—
Goodwill	—	—
Restricted cash	88	90
Total assets held for sale	2,264	5,353

Liabilities held for sale
Accounts payable	275	1,311
Accrued compensation	1,027	2,421
Other current liabilities	790	1,400
Operating lease liabilities	172	221
Total liabilities held for sale	2,264	5,353
Net assets held for sale	$—	$—
In determining the fair value less selling costs of the disposal group, a total of $0.3 million and $1.0 million in selling costs was estimated as of March 31, 2022 and December 31, 2021, respectively, of which $0.3 million was deducted from inventories for both periods. As of December 31, 2021, $0.7 million was included in accounts payable. In addition, the Company expects to incur additional losses associated with further capitalizing the disposal group.

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
The Company is subject to a number of affirmative and restrictive covenants pursuant to the Facility Agreement, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other unsecured indebtedness and transactions with affiliates, among other covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. As of March 31, 2022, the Company was in compliance with all covenants pertaining to the Convertible Notes.
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

As of March 31, 2022 and December 31, 2021, the net carrying amount of the Convertible Notes recorded within long-term debt on the condensed consolidated balance sheets was as follows:

	March 31, 2022	December 31, 2021
Outstanding principal amount of convertible notes	$65,000	$65,000
Unamortized debt discount and transaction costs	(3,251)	(3,485)
Fair value of embedded derivatives	16,186	16,186
Convertible notes, net	$77,935	$77,701
The convertible debt discount and transaction costs are being amortized to expense over the term of the Notes. For each of the three months ended March 31, 2022 and 2021, the accretion of the convertible debt discount and amortization of debt issuance costs was $0.2 million, respectively, and was included in interest expense in the condensed consolidated statements of operations and comprehensive loss. The accrued interest on the outstanding principal of $65.0 million was $0.6 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively, and was included in other current liabilities on the condensed consolidated balance sheets.
The fair value of debt is based on the amount of future cash flows associated with the instrument discounted using the Company’s estimated market rate as well as a convertible lattice model for the embedded features. As of March 31, 2022, there was no material change to the fair value of the Company’s Convertible Notes from December 31, 2021.
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
The Deerfield Loans bear interest at 7.5% per annum, payable quarterly in arrears on October 15, January 15, April 15, and July 15 of each year, commencing October 15, 2021, as well as a 0.25% charge on undrawn tranches. The Company’s obligations under the Deerfield Loans are required to be guaranteed by all of its existing and future subsidiaries (other than certain excluded and immaterial subsidiaries). The Company’s and each subsidiary guarantor’s obligations under the Deerfield Loans and agreement are secured by substantially all of the Company’s and each subsidiary guarantor’s assets, which includes springing control of the Company’s primary deposit and security accounts pursuant to a Deposit Account Control Agreement and Security Account Control Agreement. Deerfield has the ability to exercise exclusive control of these accounts by providing a Notice of Exclusive Control in response to an event of default. As of March 31, 2022, no such notice has been received as the Company was in full compliance with the terms of the Deerfield Loans. The Deerfield Loans will not be permitted to be prepaid prior to 30 months after the Closing Date (the “No Call Date”), except in connection with a change of control.
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
The Company is subject to a number of affirmative and restrictive covenants pursuant to the agreement, including covenants regarding minimum cash and minimum revenue, compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness, prepayments of other indebtedness and transactions with affiliates, among other covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Deerfield Loans contain certain specified events of default, the occurrence of which would entitle the holders of the Deerfield Loans to immediately demand repayment of all outstanding principal and accrued interest on the Loans, together with a prepayment premium equal to 9.75% of the outstanding principal amount of the Deerfield Loans to be prepaid. Such events of default include, among others, failure to make any payment under the Loans when due, failure to observe or perform any covenant under the Facility Agreement or the other transaction documents related thereto (subject in certain cases to specified cure periods), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company, a material default by the Company under other indebtedness, and the occurrence of a change of control. As of March 31, 2022, the Company was in compliance with all covenants pertaining to the Deerfield Loans.
As of March 31, 2022 and December 31, 2021, the net carrying amount of the Deerfield Loans recorded within long-term debt on the condensed consolidated balance sheets was as follows:

	March 31, 2022	December 31, 2021
Outstanding principal amount of loans	$20,000	$20,000
Unamortized debt discount and transaction costs	(372)	(387)
Accrued exit fee	48	31
Deerfield loans, net	$19,676	$19,644
The debt discount and transaction costs associated with the Deerfield Loans are being amortized to interest expense over the term of the Deerfield Loans. For the three months ended March 31, 2022, the accretion of the debt discount and amortization of debt issuance costs was immaterial. The accrued interest on the outstanding principal of $20.0 million as of March 31, 2022 was $0.3 million and was included in other current liabilities on the condensed consolidated balance sheets. As of March 31, 2022, the fair value of Deerfield Loans approximated its carrying value.
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
The Company is subject to a number of affirmative and restrictive covenants pursuant to the Medtronic Financing, including covenants regarding compliance with applicable laws and regulations, maintenance of property, payment of taxes, maintenance of insurance, business combinations, incurrence of additional indebtedness and prepayments of other indebtedness and transactions with affiliates, among other covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Medtronic Financing contains certain specified events of default, the occurrence of which would entitle Medtronic to immediately demand repayment of all outstanding principal and accrued interest on the Medtronic Financing. Such events of default include, among others, failure to make any payment under the Deerfield Loans when due, failure to observe or perform any covenant under the Medtronic Financing or the other transaction documents related thereto (subject in certain cases to specified cure periods), the failure of the Company to be able to pay debts as they come due, the commencement of bankruptcy or insolvency proceedings against the Company, a material judgment levied against the Company, a material default by the Company under other indebtedness, and the occurrence of a change of control outside of the pending Merger. As of March 31, 2022, the Company was in compliance with all covenants pertaining to the Medtronic Financing.
As of March 31, 2022 and December 31, 2021, the Medtronic Financing net carrying amounts of $45.0 million and $30.0 million, respectively, were recorded within long-term debt on the condensed consolidated balance sheets. The accrued interest associated with the Medtronic Financing was $0.7 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively and recorded within other non-current liabilities on the condensed consolidated balance sheets. The fair value of the Medtronic Financing approximates its carrying value as of March 31, 2022.
10.    Commitments and Contingencies
Retention Bonus Program
On September 1, 2021, the Compensation Committee of the Company’s Board of Directors approved the implementation of a retention program that covers substantially all employees of the Company. The program provides for the payment of up to $15.0 million, payable in cash. The timing and amounts of the payments related to this program will depend on the timing of the anticipated Merger and employees remaining active through the earnings dates. The Company is currently recognizing program costs in its condensed consolidated financial statements ratably over the period of service from September 1, 2021 through July 31, 2022. During the three months ended March 31, 2022, total costs for the retention plans were $2.4 million. As of March 31, 2022, accrued retention bonuses payable of $5.0 million was presented in accrued compensation on the condensed consolidated balance sheets.
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

While, the Company believes the claims asserted in the Merger Complaints are without merit and denies any wrongdoing in connection with the statements made by the Company concerning the Merger with Medtronic, the Company agreed to a financial settlement with respect to the complaints and accrued $0.2 million as of March 31, 2022 within accounts payable. As set forth below, the Merger Complaints have all been dismissed:

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
Patent Matters
In 2020, the Company was notified of potential infringement of patents held by a competitor associated with its sale of VenSure balloons. After the announcement of the anticipated Merger with Medtronic in the third quarter of 2021, communications regarding this matter continued. Although the Company believes this assertion is without merit and believes it would have a favorable result if the claim were to proceed to litigation, the Company continued with business and licensing discussions with the competitor late in 2021. As of March 31, 2022, total potential royalty costs accrued were approximately $0.2 million. Based on subsequent discussions, the Company believes it is probable the assertion will not proceed to litigation and expects there will be a settlement resulting in a material liability, nearly all of which would represent a prepayment of royalty on future sales of VenSure balloons and which would be attributed to Fiagon which is held for sale (see Note 8). Additionally, timing of any potential payments related to this matter are expected to be contingent on the timing of the anticipated Merger with Medtronic.
11.    Income Taxes
The provision for income taxes in the periods presented is based upon the loss before income taxes (in thousands):

	Three Months Ended March 31,
	2022	2021
Income tax (benefit)	$—	$(422)

The Company’s income tax benefit for the three months ended March 31, 2021 was primarily related to the amortization of acquired intangible assets in foreign jurisdictions. No such amortization expense was recorded for the three months ended March 31, 2022 due to the write-off of the related intangible assets during the fourth quarter of 2021.
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
As of March 31, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.
12.    Subsequent Event
On April 15, 2022, the Company entered into an Amendment to the Medtronic Financing, providing for an incremental unsecured subordinated loan of a principal amount equal to $15.0 million by Medtronic to the Company (the “Incremental Loan”) upon the terms and conditions set forth in the Medtronic Financing Facility Agreement. The Incremental Loan will mature one hundred eighty (180) days following the earlier of (x) the Maturity Date of the Deerfield Term Loan and (y) the date on which the Deerfield Term Loan has been fully paid in cash and is terminated, unless earlier repaid or accelerated. The incremental Loan accrues interest at 5.0% per annum with accrued interest to be paid at maturity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. In addition, forward-looking statements include the impact that the COVID-19 pandemic will have on our business, and our belief regarding the impact on revenue as the current crisis subsides. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to: the duration and severity of the COVID-19 pandemic is unknown and could continue, and be more severe than we currently expect; the unknown state of the U.S. economy following the pandemic; the level of demand for our products as the pandemic subsides, and the time it will take for the economy to recover from the pandemic; and those discussed in “Part I — Item 1A. Risk Factors” and “Part IV - Consolidated Financial Statements” of our Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 8, 2022. Unless required by law, we do not intend, and undertake no obligation, to update any of these statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report, as well as our financial statements and related notes included in our Annual Report.
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
In October 2020, we acquired Fiagon AG Medical Technologies (“Fiagon”), a global leader of electromagnetic surgical navigation solutions with an expansive portfolio of ENT product offerings, including the VenSure sinus dilation platform (“VenSure”), CUBE Navigation System (“CUBE”), and instruments that complement our PROPEL and SINUVA sinus implants across all settings of care and extend our geographic reach. The VenSure products received 510(k) clearance in August 2020 and the latest version of the CUBE Navigation System received 510(k) clearance in July 2021. In addition, some of the Fiagon products are registered in other countries including in Asia Pacific and South America.

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
On July 22, 2021, we entered into an additional agreement with Deerfield, providing for the issuance and sale by us to Deerfield of 7.5% senior secured loans of an aggregate principal of up to $60.0 million (the “Deerfield Loans”). The Deerfield Loans will mature on July 22, 2026, unless earlier repaid or accelerated. The agreement provides for the disbursement of the Deerfield Loans in three tranches of $20.0 million, with the initial tranche disbursed on the closing date of the transaction, the second tranche to be disbursed at our option on the earlier of the date of any prepayment of the remaining Fiagon acquisition payments and September 15, 2022, and the third tranche to be disbursed at our option on the earlier of the date of any prepayment of the remaining Fiagon acquisition payments and September 15, 2023. As of March 31, 2022, we had only borrowed the first $20.0 million under the Deerfield Loans.
On September 25, 2021, we entered into a financing arrangement with Medtronic (the “Medtronic Financing”), providing for 5.0% unsecured subordinated loans of an aggregate principal amount of up to $75.0 million to us upon the terms and conditions of the Medtronic Financing. The Medtronic Financing will mature 180 days following the earlier of (x) the maturity date of the Deerfield Loans and (y) the date on which the Deerfield Loans have been fully paid in cash and are terminated, unless earlier repaid or accelerated. As of March 31, 2022, borrowings on the Medtronic Financing had a net carrying amount of $45.0 million. Additionally, in April 2022, we amended the Medtronic Financing providing for an incremental $15.0 million subject to the same interest rate and maturity as the original Medtronic Financing.
See Note 9. Long-Term Debt of Notes to our condensed consolidated financial statements for a further description of these loan arrangements.

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
In connection with the Merger, we intend to divest the business currently operated by (i) Intersect ENT International GmbH and its subsidiary, Intersect ENT GmbH, and (ii) Fiagon NA LLC (collectively “Fiagon”). Our company and Hemostasis LLC, a Delaware limited liability company (“Hemostasis”), have agreed on the material terms of a Sale and Purchase Agreement that the parties intend to execute, pursuant to which, among other things, Hemostasis would agree to acquire the Fiagon Business from our company for a cash payment at closing, subject to certain purchase price adjustments for debt, cash and transaction expenses. The Sale and Purchase Agreement is also expected to contain customary representations, warranties, covenants and indemnification by our company. Our company and Medtronic also anticipate providing certain transition services in connection with the sale of Fiagon. The consummation of the sale of Fiagon to Hemostasis would be expressly cross-conditioned on the closing of the Merger. If the sale of Fiagon is completed under the anticipated terms of the Sale and Purchase Agreement, such transaction is expected to close immediately prior to the time the Merger is consummated. We have presented the related assets and liabilities of Fiagon as held for sale on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
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
Impact of the COVID-19 Pandemic
While the COVID-19 pandemic unfavorably impacted our business environment during 2020, we began to see meaningful change in the business environment throughout 2021 as we continued to see improvements in the elective procedure market. Our business has been and will continue to be impacted by patients’ decisions to undergo sinus surgeries and as ENT ASC and office procedure volumes continue to recover to pre-pandemic levels. We continue to remain flexible in our approach to continuing our operations in light of developing laws, new COVID variants, and restrictions surrounding the COVID-19 pandemic. While we have seen an improving business environment to date, the COVID-19 pandemic may continue to create severe disruptions and volatility in global capital markets and increase economic uncertainty and instability. The impact of this on the global economy has been and may continue to be severe and may impact our operations and financial results.
Components of Our Results of Operations
Revenue
We have derived our revenue almost exclusively from the sales of our PROPEL family of products, with limited sales of SINUVA beginning in March 2018, as well as sales of CUBE and VenSure products beginning in the fourth quarter of 2020 with the acquisition of Fiagon. While our business has been and may continue to be impacted by hospitals suspending elective surgical procedures and reduced ENT office visits for an extended period of time, we anticipate revenue growth in 2022 based on the increased elective procedure volumes and enrollment trends throughout 2021. Once the disruption from the COVID-19 pandemic subsides, we expect our revenue to increase as we continue to expand our sales, marketing and reimbursement efforts in order to increase usage of our products. We also expect revenue from our PROPEL family of products to fluctuate from quarter to quarter due to seasonal variations in the volume of sinus surgery procedures performed, which has been impacted historically by factors including the status of patient healthcare insurance plan deductibles and the seasonal nature of allergies which can impact sinus-related symptoms. We recognize revenue from SINUVA net of estimated product sales discounts, rebates, returns and other allowances as a reduction of revenue in the same period we recognize revenue. We will adjust these estimates if actual allowances vary from our estimates, which would affect revenue in the period such variances become known. In addition to standalone sales of CUBE and VenSure products, from time to time, we enter into lease arrangements of CUBE navigation equipment with certain qualified customers in connection with commitments to purchase VenSure and other consumable products to accompany the use of the equipment. Leases have terms that generally range from 24 to 48 months and are usually collateralized by a security interest in the underlying assets. Lease arrangements transfer the ownership or provide the customer with a right to purchase the equipment at the end of the lease term.
We have derived our revenue predominantly from within the United States and no single customer accounted for more than 10% of our revenue during the three months ended March 31, 2022 and 2021.
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
Loss on Assets Held for Sale
In anticipation of the Merger with Medtronic, we have committed to a plan to divest of Fiagon by agreeing on the material terms of a Sale and Purchase Agreement with Hemostasis, and, as a result, have presented the assets and liabilities of Fiagon as held for sale on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. During the year ended December 31, 2021, we recorded an impairment charge of $67.8 million in the consolidated statements of operations and comprehensive loss relating to goodwill, intangible assets, property equipment, right-of-use assets, and inventory, representing the difference between the carrying value of the assets and liabilities of Fiagon and the fair value less selling costs as of December 31, 2021. During the three months ended March 31, 2022, as a result of the ongoing evaluation of the composition and value of the disposal group, an additional $3.1 million loss was recorded. We believe there will be an additional loss of approximately $15.0 million to $20.0 million contingent upon completing the sale of the business.
Interest Expense
Interest expense consists primarily of the interest expense, accretion expense of debt discounts, and amortization of debt issuance costs associated with debt facilities, as well as imputed interest on the carrying value of deferred acquisition related consideration.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, changes in the fair value of embedded derivatives, transaction costs incurred outside the ordinary course of business related to business combinations and our capital structure, changes in the fair value of foreign currency forward contracts, and the effects of foreign exchange, including on the carrying value of our deferred acquisition related consideration.
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

Critical Accounting Policies, Significant Judgments, and Use of and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2022, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Accounting Pronouncements
See Note 2 of the condensed consolidated financial statements under the heading “Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the three months ended March 31, 2022.

Results of Operations

	Three Months Ended March 31,
	2022	2021
(in thousands, expect percentages)
Revenue	$21,575	$24,328
Cost of sales	7,690	8,455
Gross profit	13,885	15,873
Gross margin	64.4%	65.2%
Operating expenses:
Selling, general and administrative	28,028	28,077
Research and development	9,395	6,370
Loss on assets held for sale	3,136	—
Total operating expenses	40,559	34,447
Loss from operations	(26,674)	(18,574)
Interest expense	(2,054)	(1,375)
Other income (expense), net	(76)	(504)
Loss before income taxes	(28,804)	(20,453)
Provision for income tax (benefit)	—	(422)
Net loss	$(28,804)	$(20,031)
Comparison of the Three Months ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Three Months Ended
			Change ($)	Change (%)
	2022	2021	2022 to 2021	2022 to 2021
(in thousands, except percentages)
PROPEL family of products	$18,903	$20,442	$(1,539)	(8)%
SINUVA	868	2,435	(1,567)	(64)%
VenSure, CUBE, and Accessories	1,804	1,451	353	24%
	$21,575	$24,328	$(2,753)	(11)%
Revenue decreased by $2.8 million, or 11%, to $21.6 million during the three months ended March 31, 2022, compared to $24.3 million during the three months ended March 31, 2021. The decrease in revenue for the three months ended March 31, 2022 was due to an 8% decline in PROPEL sales and 64% decline in SINUVA sales, partially offset by a 24% increase in VenSure, CUBE, and Accessories sales. The decline in PROPEL revenue for the three months ended March 31, 2022 resulted from a 13% decrease in unit sales, partially offset by a 6% increase in average selling price. SINUVA unit sales decreased by 68% during the three months ended March 31, 2022, partially offset by an increased average selling price of 11% per unit compared to the three months ended March 31, 2021. The decreases in unit sales for PROPEL and SINUVA for the current period were due to turnover in our sales force, as well as continued customer uncertainty with respect to the pending Merger with Medtronic. The increase in VenSure, CUBE, and Accessories was due to increased unit sales associated with multiple element arrangements.
While we cannot predict the extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we believe that a recovery in procedures will continue, and that most patients will return for treatment.

Cost of Sales and Gross Margin
Cost of sales decreased by $0.8 million, or 9%, to $7.7 million during the three months ended March 31, 2022, compared to $8.5 million during the three months ended March 31, 2021. The decreased cost of sales for the three months ended March 31, 2022 was primarily due to lower unit sales of PROPEL and SINUVA as well as $0.5 million in amortization of intangible assets recorded in the prior period, partially offset by lot failures and increased unit sales of VenSure, CUBE, and Accessories.
Gross margin for the three months ended March 31, 2022, decreased to 64.4%, compared to 65.2% for the three months ended March 31, 2021. The decrease for the period was attributable to a shift in product mix towards PROPEL compared to the three months ended March 31, 2021, partially offset by $0.5 million in amortization of intangible assets recorded in the prior period.
Consistent with the expected increase in procedure volumes in 2022, we anticipate that there will be revenue growth for the full year 2022 compared to the prior year. With the expected increase in demand and our operation near full capacity, we do not expect significant idle facility expense to be incurred in 2022. However, idle facility expense could still be incurred in future periods until the current crisis subsides. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact the cost of sales and gross margin for our products beyond the end of 2022.
Selling, General and Administrative Expenses
SG&A expenses during the three months ended March 31, 2022 were consistent overall with the three months ended March 31, 2021. Increases in SG&A expense for the period were attributable to the accrual of retention bonuses, increased professional fees associated with the pending Merger and plan to divest of the Fiagon business, and increased software subscription costs. These increases were almost entirely offset by lower sales commissions as a result of decreased sales, lower depreciation and amortization expense due to assets held for sale, and a decrease in stock-based compensation expense.
We will continue to monitor our SG&A expenses in light of the uncertainties related to the COVID-19 pandemic; however, we will still continue to support our customers, physicians and patients.
Research and Development Expenses
R&D expenses increased by $3.0 million, or 47%, to $9.4 million during the three months ended March 31, 2022, compared to $6.4 million during the three months ended March 31, 2021. The increase in R&D expenses was primarily due to increased headcount and related expenses compared to the prior period as a result of the accrual of retention bonuses as well as professional fees pertaining to R&D projects in the current period.
We will continue to monitor our R&D expenses in light of the uncertainty related to the COVID-19 pandemic; however, we will continue to invest in our products through R&D projects.
Loss on Assets Held for Sale
In anticipation of the Merger with Medtronic, we have committed to a plan to divest of Fiagon by agreeing on the material terms of a Sale and Purchase Agreement with Hemostasis. In recording the asset and liabilities of Fiagon as held for sale, which requires presenting them at fair value less selling costs as of March 31, 2022, we recorded a loss of $3.1 million as part of the ongoing evaluation of the composition and value of the disposal group. This is in addition to the $67.8 million impairment charge for the year ended December 31, 2021. There were no similar charges in the prior period. We believe there will be an additional loss of approximately $15.0 million to $20.0 million contingent upon completing the sale of the business.
Interest Expense
Interest expense was $2.1 million for the three months ended March 31, 2022 compared to $1.4 million for the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2022 was attributable to Convertible Notes interest, imputed interest on deferred payments for the acquisition of Fiagon, as well as Deerfield Term Loans and Medtronic Financing interest, while interest expense during the three months ended March 31, 2021 only pertained to Convertible Notes interest and imputed interest on deferred payments for the acquisition of Fiagon.

Other Income (Expense), Net
Other income (expense), net, decreased by $0.4 million to other expense of $0.1 million during the three months ended March 31, 2022, compared to other expense of $0.5 million during the three months ended March 31, 2021. The decrease in other income (expense), net during the three months ended March 31, 2022 was primarily attributable to no adjustment in fair value of our embedded derivative liability in the current period as well as the overall effects of foreign exchange remeasurement, partially offset by lower interest income earned on our cash and cash equivalents.
Income Tax Benefit
There was no income tax benefit for the three months ended March 31, 2022. The income tax benefit for the three months ended March 31, 2021 was attributable to the foreign deferred tax impact associated with foreign operations.
Liquidity and Capital Resources
Overview
As of March 31, 2022, we had cash, cash equivalents, short-term investments, and restricted cash of $67.6 million, compared to cash, cash equivalents, short-term investments, and restricted cash of $78.9 million as of December 31, 2021.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(26,860)	$(16,772)
Investing activities	(2,704)	17,629
Financing activities	15,822	1,121
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(82)	(196)
Reclassification from assets held for sale during the period	121	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(13,703)	$1,782
Net Cash Used in Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $26.9 million, consisting primarily of a net loss of $28.8 million and an increase in net operating assets of $5.9 million, offset by non-cash charges of $7.9 million. The net loss is primarily attributable to the ongoing funding of our sales, marketing and product development activities in order to attain future growth, as well as transaction costs principally associated with the Medtronic merger agreement. The non-cash charges primarily consisted of stock-based compensation expense, the impacts of foreign exchange, loss on assets held for sale, non-cash lease expense, as well as depreciation and amortization expense. The increase in net operating assets is primarily attributable to a decrease in accounts payable and a decrease in accrued compensation due to the payout of annual and retention bonuses, partially offset by a decrease in accounts receivable and a decrease in prepaid expenses and other assets.
During the three months ended March 31, 2021, net cash used in operating activities was $16.8 million, consisting primarily of a net loss of $20.0 million and an increase in net operating assets of $4.3 million, offset by non-cash charges of $7.5 million. The net loss is primarily attributable to the ongoing funding of our sales, marketing and product development activities in order to attain future growth. The non-cash charges primarily consisted of stock-based compensation expense, change in fair value of embedded derivatives, the impacts of foreign exchange, impairment of property, equipment, and intangible assets, as well as depreciation and amortization expense. The increase in net operating assets is primarily attributable to an increase in inventory, prepaid expenses, and other assets as well as a decrease in accrued compensation due to the payout of annual corporate bonuses, partially offset by an increase in accounts payable.
Net Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $2.7 million, consisting of net purchases of short-term investments of $2.6 million and purchases of property and equipment of $0.2 million.

During the three months ended March 31, 2021, net cash provided by investing activities was $17.6 million, consisting of net maturities of short-term investments of $18.1 million, partially offset by purchases of property and equipment of $0.5 million.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $15.8 million, consisting of net proceeds from the Medtronic Financing of $15.0 million as well as $0.8 million of net proceeds from common stock upon exercises of employee stock options.
During the three months ended March 31, 2021, net cash provided by financing activities was $1.1 million, consisting of net proceeds from common stock upon exercises of employee stock options and purchases under our employee stock purchase plan.
Liquidity
Based on our current expectations of the operating environment in 2022, as well as the Deerfield Loans obtained in July 2021 and the Medtronic Financing obtained during 2021 and April 2022, we believe we have adequate cash and other resources to operate for at least twelve months as a standalone entity from the issuance of this Quarterly Report on Form 10-Q, including funding our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt, lease payments, and other known commitments and contingent liabilities. However, the extent to which the COVID-19 pandemic may continue to materially adversely impact our liquidity is uncertain.
Our obligations under the Deerfield Loans are secured by substantially all of our assets, which includes springing control of our primary deposit and security accounts pursuant to a Deposit Account Control Agreement and Security Account Control Agreement. Deerfield has the ability to exercise exclusive control of these accounts by providing a Notice of Exclusive Control in response to an event of default. As of March 31, 2022, no such notice has been received as we were in full compliance with the terms of the Deerfield Loans.
Under the terms of the Purchase Agreement for the acquisition of Fiagon totaling €62.5 million, we made an initial €15.0 million ($17.6 million) payment upon closing, a €15.0 million payment plus a €2.5 million purchase price adjustment in October 2021, and will make two annual payments of €15.0 million in each October of 2022 and 2023. In accordance with the terms of the Purchase Agreement, we were required to place $17.5 million (€15.0 million) in escrow with the seller as beneficiary. The amount placed in escrow is required to be adjusted to the equivalent of €15.0 million on January 15th and July 15th of each year based on the end of the prior month’s five-day trailing exchange rate.
Other known contractual obligations have not changed materially from our 2021 Annual Report on Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk as of March 31, 2022, has not materially changed from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our revenue is generated primarily from our PROPEL® family of products and, to a lesser extent, SINUVA® , VenSure, and CUBE. Our revenue is dependent on the success of these products, and if these products fail to grow or to continue experiencing expanded adoption, our business will suffer.
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

The Merger with Medtronic is subject to a number of conditions, including, among other things, (i) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other governmental bodies, (ii) the absence of any “material adverse effect” on us occurring after the date of the Merger Agreement that is continuing, (iii) the absence of any legal restraints prohibiting the Merger, (iv) the absence of certain legal proceedings brought by a governmental entity relating to the Merger, (v) the completion of our divestiture of Fiagon, and (vi) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the closing of the Merger). There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all. If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

While the Merger is pending, our ability to maintain our competitive position depends on our ability to attract and retain highly qualified personnel.

We believe that our continued success depends, to a significant extent, upon the efforts and abilities of our executive officers and key employees. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel or the turnover of a meaningful number of our employees within a particular function or throughout our company within a given period of time, likely would involve significant time and costs and may delay or prevent the achievement of our business objectives and would harm our business.

Our future success also depends on our ability to continue to attract and retain our executive officers and other key employees, particularly while the Merger is pending. We could face potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger.

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
We have incurred net losses since our inception in 2003. We incurred net losses of $28.8 million for the three months ended March 31, 2022, and $159.6 million and $72.3 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $491.5 million. To date, we have financed our operations primarily through sales of our capital stock, certain debt-related financing arrangements, and from sales of our approved products. We have devoted substantially all of our resources to research and development of our products, including clinical and regulatory initiatives to obtain approvals for our products, and sales and marketing activities. Our ability to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with our growth. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability.
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
•withdrawing or suspending PMA, NDA, or other approvals that have already been granted;
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
•the federal Foreign Corrupt Practices Act of 1997 (“FCPA”), which prohibits corrupt payments, gifts or transfers of value to foreign officials; and
•foreign or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
There have been executive, judicial and congressional challenges to other aspects of the Affordable Care Act. For example, since January 2017, the previous President of the United States signed several executive orders and other directives designed to eliminate, circumvent, or loosen certain requirements, or implementation of certain requirements, mandated by the Affordable Care Act. Concurrently, Congress considered legislation to repeal, or repeal and replace, all or part of the

Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020 the Affordable Care Act’s mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans, and effective January 1, 2020, also eliminated the health insurer tax. Additionally, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per year, which went into effect in April 2013 and, following passage of subsequent legislative amendments to the statute, including the BBA, and the Infrastructure Investment and Jobs Act, will stay in effect through 2031, unless additional congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
We believe we have adequate cash and other resources to operate for at least twelve months as a standalone entity from the issuance of this Quarterly Report on Form 10-Q, including funding our working capital needs, capital expenditures, payments associated with the Fiagon acquisition, interest payments on long-term debt and lease payments. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dates as of August 6, 2021, by and among Medtronic, Inc., a Minnesota corporation, Project Kraken Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Medtronic, Inc., and Intersect ENT, Inc., a Delaware corporation.	8-K	001-36545	2.1	8/10/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	7/30/2014
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series DF-1 Convertible Preferred Stock	8-K	001-36545	3.1	5/11/2020
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-36545	3.1	6/15/2020
3.4	Amended and Restated Bylaws	S-1	333-196974	3.4	7/9/2014
4.1	Form of Common Stock Certificate of the Registrant	S-1	333-196974	4.1	7/14/2014
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4
10.1	Amendment No.1 to Facility Agreement, dated as of April 15, 2022, by and among Intersect ENT, Inc., certain of Intersect ENT, Inc’s subsidiaries from time to time party thereto as guarantors and Medtronic, Inc.	8-K	001-36545	10.1	4/18/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated: May 4, 2022	Intersect ENT, Inc. (Registrant)

/s/ Thomas A. West
Thomas A. West President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard A. Meier
Richard A. Meier Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)